Form 10-Q
period 2005-03-31
ML Cornerstone FuturesAccess LLC
filed 2005-05-16
CIK 1309133

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-51086

                        ML CORNERSTONE FUTURESACCESS LLC
                        --------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                       20-1227929
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Alternative Investments LLC
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ML CORNERSTONE FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                        STATEMENT OF FINANCIAL CONDITION
                                   (unaudited)

                                                                     MARCH 31,
                                                                       2005
                                                                   ------------
ASSETS
Equity in commodity futures trading accounts:
  Cash                                                             $ 10,202,929
  Net unrealized losses on open contracts                              (443,558)
Accrued interest                                                         15,601
                                                                   ------------

    TOTAL                                                          $  9,774,972
                                                                   ============

LIABILITIES AND MEMBERS' CAPITAL
LIABILITIES:
  Brokerage fee payable                                            $      7,809
  Management fee payable                                                 16,244
  Sponsor's fee payable                                                  18,129
  Other fees payable                                                     21,156
                                                                   ------------

    Total liabilities                                                    63,338
                                                                   ============

MEMBERS' CAPITAL:
  Members (10,471,160 Units issued and outstanding)                   9,711,634
                                                                   ------------

       TOTAL                                                       $  9,774,972
                                                                   ============
NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

                        ML CORNERSTONE FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                    FOR THE TWO
                                                                   MONTHS ENDED
                                                                     MARCH 31,
                                                                       2005
                                                                   ------------
TRADING LOSS:
  Trading loss:
    Realized                                                       $   (165,566)
    Change in unrealized                                               (443,558)
                                                                   ------------

      Total trading loss                                               (609,124)
                                                                   ------------
INVESTMENT INCOME
  Interest                                                               24,797
                                                                   ------------
EXPENSES:
  Brokerage commissions                                                  18,126
  Management fee                                                         24,847
  Sponsor's fee                                                          21,904
  Other expense                                                          27,189
                                                                   ------------

      Total expenses                                                     92,066
                                                                   ------------
NET INVESTMENT LOSS                                                     (67,269)
                                                                   ------------

NET LOSS                                                           $   (676,393)
                                                                   ============
NET LOSS PER UNIT:

Weighted average number of Units outstanding                          7,849,230
                                                                   ============

Net loss per weighted average Unit                                 $    (0.0862)
                                                                   ============

See notes to financial statements.

                        ML CORNERSTONE FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                     FOR THE TWO MONTHS ENDED MARCH 31, 2005
                                   (unaudited)

                                                                     MEMBERS'
                                                   UNITS             CAPITAL
                                               ------------        ------------
MEMBERS' CAPITAL,
  February 1, 2005                                        -        $          -

Additions                                        10,490,660          10,407,229

Net loss                                                  -            (676,393)

Redemptions                                         (19,500)            (19,202)
                                               ------------        ------------
MEMBERS' CAPITAL,
  March 31, 2005                                 10,471,160        $  9,711,634
                                               ============        ============

See notes to financial statements.

                        ML CORNERSTONE FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Cornerstone FuturesAccess LLC (the "Fund") as of March 31, 2005, and the results of its operations for the two months ended March 31, 2005. However, the operating results for the interim periods may not be indicative of the results for the period ended December 31, 2005. The Fund commenced operations on February 1, 2005 and has a fiscal year end of December 31.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the Fund's Form 10 filed with the Securities and Exchange Commission.


2.   NET ASSET VALUE PER UNIT

     At March 31, 2005 the Net Asset Values of the different series of Units were:

                                                       NET ASSET
                             NET ASSET    NUMBER OF    VALUE PER
                               VALUE        UNITS        UNIT
                           ------------   ----------   ---------
        Series A           $  1,391,914    1,498,940   $  0.9286
        Series C              7,480,498    8,069,056      0.9271
        Series I                839,222      903,164      0.9292
                           ------------   ----------
                           $  9,711,634   10,471,160
                           ============   ==========

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The nature of this Fund has certain risks, which cannot be presented on the financial statements. The following summarizes some of those risks.

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund's net unrealized profit on such derivative instruments as reflected in the Statement of Financial Condition. The Fund's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

      Merrill Lynch Alternative Investments LLC ("MLAI"), the Sponsor of the Fund, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Cornerstone Trading Company, Inc. ("Cornerstone"), calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLAI may urge Cornerstone to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are expected to be unusual. It is expected that MLAI's basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Cornerstone itself.

     CREDIT RISK

     The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

     The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included in the Statement of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

     The Fund, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity from commodity futures trading accounts in the Statement of Financial Condition.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                   Class A

                                    JAN        FEB       MAR
                   -------------------------------------------
                   2005             n/a     $ 0.9847  $ 0.9286

                   Class C

                                    JAN        FEB         MAR
                   -------------------------------------------
                   2005             n/a     $ 0.9839  $ 0.9271

                   Class I

                                    JAN        FEB         MAR
                   -------------------------------------------
                   2005             n/a     $ 0.9850  $ 0.9292

Performance Summary

January 1, 2005 to March 31, 2005

The Fund posted a loss for the first quarter of 2005. The currencies and interest rates sectors were unprofitable while the energy sector posted a small profit for the quarter.

The largest losses were in the Currency Asset Allocation sector and the Short Rate Asset Allocation sector. The Fund was long U.S. Eurodollars, which dropped in price, and short in the European markets, which rose in price. This occurred because the models identified the term structure as over discounting future rate increases. Despite that, U.S. rates went up and European rates went down. The Fund is long the U.S. and short Europe, with a short bias.

In the currency market, solid gains were posted, at the beginning of the period, due to the long Sterling/short U.S. dollar position. The currency positions were left unchanged in February. A current important driver of this position is the United States' poor balance of payments position. In March, the U.S. dollar rallied strongly as the U.S. economy remained strong and the U.S. Federal Reserve spoke openly about inflation concerns. Inflation is generally bad for a country's currency but in this case the market interpreted these statements as a signal that short-term rates would rise more than expected. Rising interest rates tend to be supportive of a country's currency, perhaps because of the higher nominal return that can be earned on fixed income assets. Losses were incurred in the British pound and the Japanese yen. Toward the end of the period, the Fund reduced its exposure to the U.S. dollar as the momentum shifted by cutting the British pound and Japanese yen positions and going more short with the Euro. The Fund currently has a small short U.S. dollar exposure.

The interest rate sector had the greatest loss for the Fund. The Fund began trading in February and had lackluster performance in short-term interest rates. Though the Fund was net short on these instruments globally in February, it was long U.S. short-term interest rates which decreased in price more than the shorts. Over the course of the month, the Fund added modestly to its net short position, and continued to adjust the short interest rate position more often than was typical for their trading program.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable

Item 4. Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of ML Cornerstone FuturesAccess LLC, with the participation of the Sponsor's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund within 60 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending proceedings to which the Fund or MLAI is a party.

Item 2.  Changes in Securities and Use of Proceeds

         (a)  None.
         (b)  None.
         (c)  None.
         (d)  None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)Exhibits.

         There are no exhibits required to be filed as part of this document.

         (b) Reports on Form 8-K.

         There were no reports on Form 8-K filed during the three months of fiscal 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ML CORNERSTONE FUTURESACCESS LLC


                               By: MERRILL LYNCH ALTERNATIVE
                                            INVESTMENTS LLC
                                            (General Partner)


Date: May 16, 2005             By /s/ ROBERT M. ALDERMAN
                                  -----------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager (Principal Executive Officer)


Date: May 16, 2005
                               By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)