Form 10-Q
period 2005-06-30
ML Cornerstone FuturesAccess LLC
filed 2005-08-12
CIK 1309133

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

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

            Delaware                                     20-1227929
-----------------------------------            -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Alternative Investments LLC
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
                     -----------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ML CORNERSTONE FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                        STATEMENT OF FINANCIAL CONDITION
                                   (unaudited)

                                                                                JUNE 30,
                                                                                  2005
                                                                            ----------------
ASSETS:
Equity in commodity futures trading accounts:
   Cash                                                                     $     25,992,415
   Net unrealized losses on open contracts                                          (227,451)
Accrued interest                                                                      57,791
                                                                            ----------------
          TOTAL ASSETS                                                      $     25,822,755
                                                                            ================
LIABILITIES AND MEMBERS' CAPITAL:
LIABILITIES:
   Brokerage fee payable                                                    $          1,774
   Management fee payable                                                             42,923
   Sponsor's fee payable                                                              47,901
   Redemptions payable                                                                62,674
   Other fees payable                                                                 67,362
                                                                            ----------------
        Total liabilities                                                            222,634
                                                                            ----------------
MEMBERS' CAPITAL:
   Sponsor's Interest (21,248 Units issued and outstanding)                           19,048
   Members' Interests (28,536,096 Units issued and outstanding)                   25,581,073
                                                                            ----------------
          Total members' capital                                                  25,600,121
                                                                            ----------------
          TOTAL LIABILITIES AND MEMBERS' CAPITAL                            $     25,822,755
                                                                            ================
NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

                        ML CORNERSTONE FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                                      FOR THE THREE             FOR THE PERIOD
                                                       MONTHS ENDED            FEBRUARY 1, 2005
                                                         JUNE 30,       (COMMENCEMENT OF OPERATIONS) TO
                                                           2005                 JUNE 30, 2005
                                                    ------------------          --------------
TRADING PROFITS (LOSSES):

     Realized                                       $       (1,036,575)         $   (1,202,141)
     Change in unrealized                                      216,105                (227,453)
                                                    ------------------          --------------

        Total trading profits (losses)                        (820,470)             (1,429,594)
                                                    ------------------          --------------

INVESTMENT INCOME:
   Interest                                                    141,337                 166,134
                                                    ------------------          --------------

EXPENSES:
   Brokerage commissions                                        29,566                  47,692
   Management fee                                              110,089                 134,936
   Sponsor's fee                                               123,151                 145,055
   Other                                                        40,173                  67,362
                                                    ------------------          --------------
        Total expenses                                         302,979                 395,045
                                                    ------------------          --------------
NET INVESTMENT LOSS                                           (161,642)               (228,911)
                                                    ------------------          --------------
NET LOSS                                            $         (982,112)         $   (1,658,505)
                                                    ==================          ==============
NET LOSS PER UNIT:

Weighted average number of Units outstanding                 6,028,728               5,711,469
                                                    ==================          ==============
Net loss per weighted average Units                 $          (0.1629)         $      (0.2904)
                                                    ==================          ==============

See notes to financial statements.

                        ML CORNERSTONE FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
  FOR THE PERIOD FEBRUARY 1, 2005 (COMMENCEMENT OF OPERATIONS) TO JUNE 30, 2005
                                   (unaudited)

                                                                SPONSOR'S          MEMBERS'
                                                UNITS            INTEREST         INTERESTS          TOTAL
                                           ----------------  ----------------  ----------------  ---------------
MEMBERS' CAPITAL,
   February 1, 2005                                       -  $              -  $              -  $             -

Additions                                        28,978,106            20,000        27,628,921       27,648,921

Net loss                                                  -              (952)       (1,657,553)      (1,658,505)

Redemptions                                        (420,762)                -          (390,295)        (390,295)
                                           ----------------  ----------------  ----------------  ---------------
MEMBERS' CAPITAL,
   June 30, 2005                                 28,557,344  $         19,048  $     25,581,073  $    25,600,121
                                           ================  ================  ================  ===============

See notes to financial statements.

                        ML CORNERSTONE FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Cornerstone FuturesAccess LLC (the "Fund") as of June 30, 2005, and the results of its operations for the period February 1, 2005 (commencement of operations) to June 30, 2005. However, the operating results for the interim period may not be indicative of the results for the period ending December 31, 2005.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the Fund's Form 10 filed with the Securities and Exchange Commission.

2.   NET ASSET VALUE PER UNIT

     At June 30, 2005 the Net Asset Values of the different series of Units are as follows:

                       NET ASSET         NUMBER OF         NET ASSET
                         VALUE             UNITS        VALUE PER UNIT
                    ----------------  ----------------  --------------
     Series A       $      2,870,254         3,195,183  $       0.8983
     Series C             20,226,046        22,609,216          0.8946
     Series I              2,138,744         2,376,973          0.8998
     Series D                365,077           375,972          0.9710
                    ----------------  ----------------
                    $     25,600,121        28,557,344
                    ================  ================

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

     Merrill Lynch Alternative Investments LLC ("MLAI"), the Sponsor of the Fund, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Cornerstone Trading Company, Inc. ("Cornerstone"), the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLAI may urge Cornerstone to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are expected to be unusual. It is expected that MLAI's basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Cornerstone itself.

     CREDIT RISK

     The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

        Class A

                  JAN.       FEB.       MAR.        APR         MAY         JUN
        --------------------------------------------------------------------------
        2005      n/a    $  0.9847   $  0.9286   $  0.9424   $  0.9291   $  0.8983

        Class C

                  JAN.       FEB.       MAR.        APR         MAY         JUN
        --------------------------------------------------------------------------
        2005      n/a    $  0.9839   $  0.9271   $  0.9401   $  0.9260   $  0.8946

        Class I

                  JAN.       FEB.       MAR.        APR        MAY        JUN
        --------------------------------------------------------------------------
        2005      n/a    $  0.9850   $  0.9292   $  0.9433   $  0.9303   $  0.8998

        Class D

                  JAN.       FEB.       MAR.        APR        MAY        JUN
        --------------------------------------------------------------------------
        2005      n/a        n/a        n/a      $  1.0161   $  1.0031   $  0.9710

Performance Summary

FEBRUARY 1, 2005 TO JUNE 30, 2005

February 1, 2005 to March 31, 2005

The Fund posted a loss for the first quarter of 2005. The currency and interest rate sectors were unprofitable while the energy sector posted a small profit for the quarter.

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

April 1, 2005 to June 30, 2005

The Fund posted a loss for the second quarter of 2005. Losses were posted in all sectors.

The interest rate sector posted a small loss for the Fund. The Short Rate Asset Allocation model benefited from the rally at the front end of the U.S. yield curve during the beginning of the quarter, though these gains were largely offset by losses sustained early on by being short Euribor futures. Growth expectations for Europe were again reduced leading to a rally in Euro denominated fixed income. The Euribor short was removed and the Fund was left with an average sized net long position in global term interest rates. Mid-quarter, the short rate model proved to be moderately profitable as a basket of long positions in the United States, the United Kingdom, and Canada did well. In the U.S., the Fund had good timing as it increased its position after the strong U.S. employment report. The Eurodollars recovered completely and the Fund took long positions in the short end of the yield curve, primarily in the U.S. In the bond markets, there remained a battle between fundamentals and momentum. The end of the quarter saw poor performance in many of the Fund's strategies. The Bond Asset Allocation strategy had a brief short position, expressed mainly in Japanese government bonds, which was unprofitable. Modest short positions were taken in the Japanese, German, and Australian government bond markets and money was lost on being short the short term interest rates in June. The expectation in the markets was for the Euro denominated short term interest rates to go down in price and up in rate. In June, European growth again disappointed and speculation began to build about a European Central Bank rate cut.

The Fund posted a loss in the energy sector. The quarter began with a gain because the Fund added additional fundamental information to the crude oil trading that it had long included in the trend analysis component of international value. The Fund continued to trade this market with a systematic, or model based, approach but the importance of the technical component decreased. The Fund then focused its research on real commodities. It continued to move the non-financials it traded over to fundamental models, most recently natural gas. The research is continued with the goal of moving more energy contracts to this mixed fundamental and technical framework.

The currency sector was the poorest performing sector for the quarter. The Currency Asset Allocation strategy led International Value higher in April thanks to U.S. dollar weakness against the Japanese yen and U.K. sterling. The Fund added to its position to create a large U.S. dollar short. However, the losses were driven by the currency model and the losses in the currency model were driven by the Fund's long Japanese yen position. The U.S. dollar appreciated mid-quarter as a result of economic strength in the U.S. The Euro, in particular, suffered because of continued economic weakness and concerns about the fate of the European constitution. Related to this, interest rate differentials continued to move in favor of the U.S. currency. However, the Fund's models identified the balance of payments imbalances that the U.S. suffers relative to the rest of the world as a major negative factor for the U.S. dollar. As a result, the Fund retains its long Japanese yen position against being short the U.S. dollar and the Euro.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable

Item 4. Controls and Procedures

Merrill Lynch Alternative Investments LLC, the Sponsor of ML Cornerstone FuturesAccess LLC, with the participation of the Sponsor's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

            (b) Reports on Form 8-K.

            There were no reports on Form 8-K filed during the five months of fiscal 2005.

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

                             ML CORNERSTONE FUTURESACCESS LLC


                               By: MERRILL LYNCH ALTERNATIVE
                                        INVESTMENTS LLC
                                       (General Partner)


Date: August 12, 2005          By /s/ ROBERT M. ALDERMAN
                                  ----------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager (Principal Executive Officer)


Date: August 12, 2005
                               By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)