Form 10-Q
period 2005-09-30
ML Cornerstone FuturesAccess LLC
filed 2005-11-14
CIK 1309133

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

                   OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

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

                  c/o Merrill Lynch Alternative Investments LLC
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                   ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes / / No /X/

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes / / No /X/

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ML CORNERSTONE FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                        STATEMENT OF FINANCIAL CONDITION
                                   (unaudited)

                                                                                SEPTEMBER 30,
                                                                                    2005
                                                                                -------------
ASSETS:
Equity in commodity futures trading accounts:
  Cash                                                                          $  45,082,825
  Net unrealized gain on open contracts                                             1,719,028
Accrued interest                                                                      114,286
                                                                                -------------

      TOTAL ASSETS                                                              $  46,916,139
                                                                                =============

LIABILITIES AND MEMBERS' CAPITAL:
LIABILITIES:
  Brokerage commissions payable                                                 $      18,577
  Management fee payable                                                               78,003
  Sponsor's fee payable                                                                80,352
  Redemptions payable                                                                 325,543
  Other fees payable                                                                   95,824
                                                                                -------------

    Total liabilities                                                                 598,299
                                                                                -------------
MEMBERS' CAPITAL:
  Sponsor's interest (21,248 Units issued and outstanding)                             19,650
  Members' interests (49,980,108 Units issued and outstanding)                     46,298,190
                                                                                -------------
      Total members' capital                                                       46,317,840
                                                                                -------------

       TOTAL LIABILITIES AND MEMBERS' CAPITAL                                   $  46,916,139
                                                                                =============

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

                        ML CORNERSTONE FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                               FOR THE THREE            FOR THE PERIOD
                                                                MONTHS ENDED           FEBRUARY 1, 2005
                                                               SEPTEMBER 30,    (COMMENCEMENT OF OPERATIONS) TO
                                                                    2005               SEPTEMBER 30, 2005
                                                               -------------    -------------------------------
TRADING PROFITS (LOSSES):

    Realized                                                   $    (470,234)   $                    (1,672,375)
    Change in unrealized                                           1,946,404                          1,718,951
                                                               -------------    -------------------------------

      Total trading profits                                        1,476,170                             46,576
                                                               -------------    -------------------------------

INVESTMENT INCOME:

  Interest                                                           294,425                            460,559
                                                               -------------    -------------------------------

EXPENSES:
  Brokerage commissions                                               40,202                             87,894
  Management fee                                                     192,779                            327,715
  Sponsor's fee                                                      204,034                            349,089
  Other                                                               44,807                            112,169
                                                               -------------    -------------------------------

      Total expenses                                                 481,822                            876,867
                                                               -------------    -------------------------------

NET INVESTMENT LOSS                                                 (187,397)                          (416,308)
                                                               -------------    -------------------------------

NET INCOME (LOSS)                                              $   1,288,773    $                      (369,732)
                                                               =============    ===============================

NET INCOME (LOSS) PER UNIT:

Weighted average number of units outstanding                       7,148,004                          6,250,170
                                                               =============    ===============================

Net income (loss) per weighted average unit                    $      0.1803    $                       (0.0592)
                                                               =============    ===============================

See notes to financial statements.

                        ML CORNERSTONE FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
          FOR THE PERIOD FEBRUARY 1, 2005 (COMMENCEMENT OF OPERATIONS)
                              TO SEPTEMBER 30, 2005
                                   (unaudited)

                                           SPONSOR'S       MEMBERS'
                              UNITS         INTEREST       INTERESTS         TOTAL
                            ----------     ---------     ------------     ------------
MEMBERS' CAPITAL,
  February 1, 2005                   -     $       -     $          -     $          -

Additions                   51,988,586        20,000       48,485,934     $ 48,505,934

Net loss                             -          (350)        (369,382)    $   (369,732)

Redemptions                 (1,987,230)            -       (1,818,362)    $ (1,818,362)
                            ----------     ---------     ------------     ------------
MEMBERS' CAPITAL,
  September 30, 2005        50,001,356     $   19,650    $ 46,298,190     $ 46,317,840
                            ==========     =========     ============     ============

See notes to financial statements.

                        ML CORNERSTONE FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Cornerstone FuturesAccess LLC (the "Fund") as of September 30, 2005, and the results of its operations for the period February 1, 2005 (commencement of operations) to September 30, 2005. However, the operating results for the interim period may not be indicative of the results for the period ending December 31, 2005.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the Fund's Form 10 filed with the Securities and Exchange Commission.

2.   NET ASSET VALUE PER UNIT

     At September 30, 2005 the Net Asset Values of the different series of Units are as follows:

                   NET ASSET     NUMBER OF      NET ASSET
                     VALUE         UNITS      VALUE PER UNIT
                 ------------   ----------    --------------
     Series A    $  7,544,302    8,130,769    $       0.9279
     Series C      30,719,531   33,328,337            0.9217
     Series I       6,645,670    7,143,365            0.9303
     Series D       1,408,337    1,398,885            1.0068
                 ------------   ----------
                 $ 46,317,840   50,001,356
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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

               Class A

         JAN.    FEB.       MAR.        APR        MAY        JUN       JULY       AUG.       SEP.
----------------------------------------------------------------------------------------------------
  2005   n/a   $ 0.9847   $ 0.9286   $ 0.9424   $ 0.9291   $ 0.8983   $ 0.9171   $ 0.9021   $ 0.9279

               Class C

         JAN.    FEB.       MAR.        APR        MAY        JUN        JULY       AUG.       SEP.
----------------------------------------------------------------------------------------------------
  2005   n/a   $ 0.9839   $ 0.9271   $ 0.9401   $ 0.9260   $ 0.8946   $ 0.9125   $ 0.8969   $ 0.9217

               Class I

         JAN.    FEB.       MAR.        APR        MAY        JUN        JULY       AUG.       SEP.
----------------------------------------------------------------------------------------------------
  2005   n/a   $ 0.9850   $ 0.9292   $ 0.9433   $ 0.9303   $ 0.8998   $ 0.9189   $ 0.9042   $ 0.9303

               Class D

         JAN.    FEB.       MAR.        APR        MAY        JUN        JULY       AUG.       SEP.
----------------------------------------------------------------------------------------------------
  2005   n/a     n/a        n/a      $ 1.0161   $ 1.0031   $ 0.9710   $ 0.9925   $ 0.9776   $ 1.0068

Performance Summary

FEBRUARY 1, 2005 TO SEPTEMBER 30, 2005

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

July 1, 2005 to September 30, 2005

The Fund posted a gain for the third quarter of 2005. The energy and currency sectors were unprofitable while the interest rates sector posted a profit for the quarter.

Solid profits were generated in the interest rates sector in the third quarter. In the beginning of the quarter, most of the gains were contributed from the Short Rate model. Within the Short Rate model, all of the gains came from Euribor shorts. Many market participants had been expecting the European Central Bank ("ECB") to cut rates in the near future. However, throughout July, ECB members, through their public comments, expressed no inclination to cut rates and economic data was firm. As such, expectations that rates would be cut reversed and the short end of the yield curve returned to a more normal upward sloping shape towards September. The losses generated in August, were largely offset by the gains sustained in September. This sector saw impressive performance towards the end of the quarter. In September, Europe and Japan showed more growth and as a result interest rates went up worldwide. The International Value program was short in fixed income across the board and thus benefited from this increase in rates.

The currencies sector posted a small loss for the quarter. This sector experienced a more volatile period, yet ended with a smaller loss than the second quarter. As a result of the U.S. dollar weakness towards the Japanese yen and the British pound, The Currency Asset Allocation strategy led the International Value program higher in September.

The poorest performance posted was in the energy sector. The quarter began with a small gain and saw the poorest performance towards the end of the quarter. This was caused because of the low position levels of energy segments. During August, concerns about growth in Europe caused the market to rally, even before Hurricane Katrina, causing oil prices to increase and cutting expectations for U.S. growth, two factors expected to again defer the day of vigorous, self-sustaining European growth. In addition, the disruptions of the oil refineries did not help the rest of the energy markets. The Fund reduced its position during August and reduced its position further in September.

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

Item 2.   Unregistered Sales of Equity in Securities and Use of Proceeds

          (a)  None.
          (b)  None.
          (c)  None.
          (d)  None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on

          31.01 and          Rule 13a-14(a)/15d-14(a) certifications
          31.02

          Exhibit 31.01
              and 31.02:     Are filed herewith.

          32.01 and          Section 1350 certifications
          32.02

          Exhibits 32.01
               and 32.02:    Are filed herewith.

          (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during the eight months of fiscal 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ML CORNERSTONE FUTURESACCESS LLC.


                              By: MERRILL LYNCH ALTERNATIVE
                                     INVESTMENTS LLC
                                       (Sponsor)


Date: November 14, 2005       By /s/ ROBERT M. ALDERMAN
                                 ----------------------
                                 Robert M. Alderman
                                 Chief Executive Officer, President and Manager (Principal Executive Officer)


Date: November 14, 2005
                              By /s/ MICHAEL L. PUNGELLO
                                 -----------------------
                                 Michael L. Pungello
                                 Vice  President,  Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial and Accounting Officer)