Form 10-Q
period 2006-03-31
ML Cornerstone FuturesAccess LLC
filed 2006-05-15
CIK 1309133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-51086

ML CORNERSTONE FUTURESACCESS LLC

(Exact Name of Registrant as

specified in its charter)

Delaware	20-1227929
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road -  Section 2G

Plainsboro, New Jersey 08536

 (Address of principal executive offices)

(Zip Code)

609-282-6996

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-Q or any amendment to this Form 10-Q. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐	No ☒

ML CORNERSTONE FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2006	December 31, 2005
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash	$75,777,614	$58,685,484
Net unrealized profit on open contracts	1,942,865	1,466,683
Cash	101,006	—
Accrued interest	274,304	196,419

TOTAL	$78,095,789	$60,348,586

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$34,711	$30,999
Management fee payable	129,181	99,205
Sponsor’s fee payable	136,993	104,683
Incentive fee payable	1,170,176	521,565
Redemptions payable	588,637	172,097
Initial offering costs payable	103,210	110,118
Other payables	73,223	114,819

Total liabilities	2,236,131	1,153,486

MEMBERS’ CAPITAL:
Sponsor’s Capital (21,248 and 21,248 Units issued and outstanding)	21,642	20,373
Members’ Capital (74,571,133 and 61,779,296 Units issued and outstanding)	75,838,016	59,174,727

Total members’ capital	75,859,658	59,195,100

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$78,095,789	$60,348,586

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the two
	months ended	months ended
	March 31,	March 31,
	2006	2005
TRADING PROFITS (LOSSES):

Realized	$5,148,728	$(165,566)
Change in unrealized	475,929	(443,558)
Brokerage commissions	(85,753)	(18,126)

Total trading profits (losses)	5,538,904	(627,250)

INVESTMENT INCOME:
Interest	720,200	24,797

EXPENSES:
Management fee	351,571	24,847
Sponsor’s fee	372,318	27,936
Incentive fee	1,170,176	—
Other	49,746	20,587
Total expenses before reimbursement	1,943,811	73,370
Sponsor’s fee reimbursement	—	(6,032)

Total expenses	1,943,811	67,338

NET INVESTMENT LOSS	(1,223,611)	(42,541)

NET INCOME (LOSS)	$4,315,293	$(669,791)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	11,024,508	1,104,370
Class C	49,750,399	6,140,028
Class D	1,398,885	—
Class I	7,591,037	595,082

Net income (loss) per weighted average Units
Class A	$0.0637	$(0.0849)
Class C	$0.0608	$(0.0850)
Class D	$0.0718	—
Class I	$0.0641	$(0.0911)

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three and two months ended March 31, 2006 and 2005

(unaudited)

	Initial Offering	Initial Offering Costs	Subscriptions	Redemptions	Net Loss	Members’ Capital March31, 2005	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital March 31, 2006

Class A	729,300	—	789,140	(19,500)	—	1,498,940	10,021,657	2,048,606	(375,679)	—	11,694,584
Class C	4,211,000	—	3,858,056		—	8,069,056	43,063,748	12,076,880	(1,388,219)	—	53,752,409
Class D	—	—	—	—	—	—	1,398,885	—	—	—	1,398,885
Class I	287,000	—	616,164	—	—	903,164	7,295,006	506,391	(76,142)	—	7,725,255

Total Members’ Units	5,227,300	—	5,263,360	(19,500)	—	10,471,160	61,779,296	14,631,877	(1,840,040)	—	74,571,133

Class A	—	—	—	—	—	—	10,611	—	—	—	10,611
Class C	—	—	—	—	—	—	10,637	—	—	—	10,637
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Units	—	—	—	—	—	—	21,248	—	—	—	21,248

See notes to financial statements.

	Initial Offering	Initial Offering Costs	Subscriptions	Redemptions	Net Loss	Members’ Capital March31, 2005	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital March 31, 2006

Class A	$729,300	$(22,714)	$777,066	$(19,201)	$(93,815)	$1,370,636	$9,635,030	$2,002,452	$(374,091)	$701,126	$11,964,517
Class C	4,211,000	(101,777)	3,795,941	—	(521,765)	7,383,399	41,024,353	11,664,740	(1,361,133)	3,025,634	54,353,594
Class D	—	—	—	—	—	—	1,466,886	—	—	100,433	1,567,319
Class I	287,000	(16,335)	606,922	—	(54,211)	823,376	7,048,458	495,800	(78,503)	486,831	7,952,586

Total Members’ Interests	$5,227,300	$(140,826)	$5,179,929	$(19,201)	$(669,791)	$9,577,411	$59,174,727	$14,162,992	$(1,813,727)	$4,314,024	$75,838,016

Class A	$—	$—	$—	$—	$—	$—	$10,221	$—	$—	$651	$10,872
Class C	—	—	—	—	—	—	10,152	—	—	618	10,770
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$—	$—	$—	$—	$—	$—	$20,373	$—	$—	$1,269	$21,642

Total Members’ Capital	$5,227,300	$(140,826)	$5,179,929	$(19,201)	$(669,791)	$9,577,411	$59,195,100	$14,162,992	$(1,813,727)	$4,315,293	$75,859,658

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Cornerstone FuturesAccess LLC (the “Fund”) as of March 31, 2006, and the results of its operations for the three and two months ended March 31, 2006 and 2005. However, the operating results for the interim periods may not be indicative of the results for the full year. The Fund commenced trading activities on February 1, 2005. Therefore, the Statements of Operations and Statements of Changes in Members’ Capital contain information only for the two month period ended March 31, 2005.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with US GAAP, the Fund deducted the total initial offering costs at inception from Members’ Capital for purposes of determining Net Asset Value. For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

At March 31, 2006 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Shares	All Other Purposes	Financial Reporting
Class A	$11,992,232	$11,975,389	11,705,195	$1.0245	$1.0231
Class C	54,435,799	54,364,364	53,763,046	$1.0125	$1.0112
Class D	1,569,897	1,567,319	1,398,885	$1.1222	$1.1204
Class I	7,964,940	7,952,586	7,725,255	$1.0310	$1.0294
	$75,962,868	$75,859,658	74,592,381

At December 31, 2005 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Shares	All Other Purposes	Financial Reporting
Class A	$9,663,194	$9,645,251	10,032,268	$0.9632	$0.9614
Class C	41,110,839	41,034,505	43,074,385	$0.9544	$0.9526
Class D	1,469,615	1,466,886	1,398,885	$1.0506	$1.0486
Class I	7,061,570	7,048,458	7,295,006	$0.9680	$0.9662
	$59,305,218	$59,195,100	61,800,544

3.               FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Fund has certain risks, which cannot all be presented on the financial statements. The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition. The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

The Sponsor of the Fund, Merrill Lynch Alternative Investments LLC (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Cornerstone Trading Company, Inc. (“Cornerstone”), calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Cornerstone to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are expected to be unusual. It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Cornerstone itself.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch & Co., Inc. (“Merrill Lynch”) entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity from commodity futures trading accounts in the Statements of Financial Condition.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT (1)

(NON US GAAP)

Class A

	Jan	Feb	Mar
2005	n/a	$0.9847	$0.9286
2006	$0.9693	$0.9888	$1.0245

Class C

	Jan	Feb	Mar
2005	n/a	$0.9839	$0.9271
2006	$0.9597	$0.9781	$1.0125

Class D

	Jan	Feb	Mar
2005	n/a	n/a	n/a
2006	$1.0585	$1.0812	$1.1222

Class I

	Jan	Feb	Mar
2005	n/a	$0.9850	$0.9292
2006	$0.9745	$0.9944	$1.0310

(1) Represents Net Asset Value per unit for all other purposes as discussed in Note 2 to the Financial Statements.

Performance Summary

January 1, 2006 to March 31, 2006

The Fund posted an overall gain for the quarter with interest rates, energy, and metal sectors posting gains while agricultural and currencies sectors posted losses.

The interest rate sector was the most profitable for the Fund.  Although the Fund was generally net short, the best performer in Short Rate Asset Allocation was a long position in the Canadian market. In addition, the Fund was modestly profitable in a short position in U.S. Eurodollar futures. These positions continued to be profitable through mid-quarter as the market priced in roughly one more U.S. Federal Reserve tightening than had been anticipated in January. Our other major short term interest rate position, short Euribor (Euro denominated three month interest rate) futures, was modestly profitable as well as the consensus shifted to expect still stronger economic growth in Europe. Interest rates went up at the end of the quarter and the strategy was short fixed income. In particular, the Fund was short and did well in German Bunds, Euribor and U.S. Eurodollars.

The energy sector posted the second highest profit for the Fund.  The best performer for the Fund was a short position in natural gas. A continued mild winter in the U.S. has contributed to lower prices. Excellent performance mid-quarter was mainly due to the energy markets, most of which were short. In particular, natural gas futures dropped around 30%. However, by the end of the quarter, the energy sector short positions adversely affected the Fund.

The metals sector posted profits for the Fund. Profits were generated in the metals sector even through a volatile climate. The quarter ended with the bullish speculative environment fueling long term trends.

The agricultural sector posted losses for the Fund. The agricultural market was soft which attributed to the difficult trading environment resulting in the Fund posting losses for this sector.

The currency sector was the least profitable for the Fund. Currency Asset Allocation continued to struggle the beginning of the quarter losing money in short positions in the Australian dollar. The Fund has closed out all currency positions and will probably not re-enter until the U.S. dollar shifts to negative momentum.

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

In the currency market, solid gains were posted, at the beginning of the period, due to the long Sterling/short U.S. dollar position.  The currency positions were left unchanged in February.  A current important driver of this position is the United States’ poor balance of payments position.  In March, the U.S. dollar rallied strongly as the U.S. economy remained strong and the U.S. Federal Reserve spoke openly about inflation concerns.  Inflation is generally bad for a country’s currency but in this case the market interpreted these statements as a signal that short-term rates would rise more than expected.  Rising interest rates tend to be supportive of a country’s currency, perhaps because of the higher nominal return that can be earned on fixed income assets.  Losses were incurred in the British pound and the Japanese yen.  Toward the end of the period, the Fund reduced its exposure to the U.S. dollar as the momentum shifted by cutting the British pound and Japanese yen positions and going more short with the Euro.  The Fund currently has a small short U.S. dollar exposure.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.    Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of ML Cornerstone FuturesAccess LLC (the “Fund”), with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

Neither the Fund nor MLAI has ever been the subject of any material litigation.  Merrill Lynch is the 100% indirect owner of MLAI, MLPF&S and all other Merrill Lynch entities involved in the operations of the Fund.  Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLAI or the Fund.

Item 2.            Changes in Securities and Use of Proceeds

(a)          None.

(b)         None.

(c)          None.

(d)         None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

None.

Item 5(a).       Recent Sales of Unregistered Securities:  Uses of Proceeds From Registered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription Amount	Units	NAV (1)
Jan-06	641,544	666,055	0.9632
Feb-06	306,145	315,841	0.9693
Mar-06	1,054,763	1,066,710	0.9888
Apr-06	934,029	911,693	1.0245

CLASS C

	Subscription Amount	Units	NAV (1)
Jan-06	3,822,939	4,005,594	0.9544
Feb-06	2,749,933	2,865,409	0.9597
Mar-06	5,091,868	5,205,877	0.9781
Apr-06	5,905,887	5,832,975	1.0125

CLASS D

	Subscription Amount	Units	NAV (1)
Jan-06	—	—	1.0506
Feb-06	—	—	1.0585
Mar-06	—	—	1.0812
Apr-06	300,000	267,332	1.1222

CLASS I

	Subscription Amount	Units	NAV (1)
Jan-06	97,927	101,164	0.9680
Feb-06	249,000	255,516	0.9745
Mar-06	148,873	149,711	0.9944
Apr-06	1,193,282	1,157,403	1.0310

(1) Net Asset Value for all other purposes

Item 6.            Exhibits and Reports on Form 8-K.

(a) Exhibits.

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:      Are filed herewith.

32.01 and

32.02               Section 1350 Certifications

Exhibit 32.01

and 32.02       Are filed herewith.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months of fiscal 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML CORNERSTONE FUTURESACCESS LLC

By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Sponsor)

Date: May 15, 2006	By	/s/ ROBERT M. ALDERMAN
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 15, 2006
	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)