Form 10-Q
period 2006-06-30
ML Cornerstone FuturesAccess LLC
filed 2006-08-14
CIK 1309133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐  No  ☒

ML CORNERSTONE FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash	$104,630,600	$58,685,484
Net unrealized profit on open contracts	1,842,213	1,466,683
Cash	136,909	—
Prepaid expenses	143,374	—
Accrued interest	396,744	196,419

TOTAL	$107,149,840	$60,348,586

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$47,212	$30,999
Management fee payable	174,800	99,205
Sponsor’s fee payable	185,735	104,683
Incentive fee payable	1,961,042	521,565
Redemptions payable	554,452	172,097
Initial offering costs payable	95,425	110,118
Other payables	—	114,819

Total liabilities	3,018,666	1,153,486

MEMBERS’ CAPITAL:
Sponsor’s Capital (21,248 and 21,248 Units issued and outstanding)	22,382	20,373
Members’ Capital (98,918,717 and 61,779,296 Units issued and outstanding)	104,108,792	59,174,727

Total members’ capital	104,131,174	59,195,100

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$107,149,840	$60,348,586

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the five
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005 (1)
TRADING PROFITS (LOSSES):

Realized	$3,817,829	$(1,036,575)	$8,966,557	$(1,202,141)
Change in unrealized	(100,257)	216,105	375,672	(227,453)
Brokerage commissions	(118,261)	(29,566)	(204,014)	(47,692)
Total trading profits (losses)
	3,599,311	(850,036)	9,138,215	(1,477,286)
INVESTMENT INCOME:
Interest	1,086,277	141,337	1,806,477	166,134

EXPENSES:
Management fee	481,532	110,089	833,103	134,936
Sponsor’s fee	512,621	123,151	884,939	151,087
Incentive fee	790,866	—	1,961,042	—
Other	241,939	31,178	291,685	51,765
Total expenses before reimbursement	2,026,958	264,418	3,970,769	337,788
Sponsor’s fee reimbursement	—	—	—	(6,032)

Total expenses	2,026,958	264,418	3,970,769	331,756

NET INVESTMENT LOSS	(940,681)	(123,081)	(2,164,292)	(165,622)

NET INCOME (LOSS)	$2,658,630	$(973,117)	$6,973,923	$(1,642,908)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	13,252,787	2,775,441	12,138,648	1,755,844
Class C	65,272,042	18,859,362	57,511,221	11,476,357
Class D	2,133,110	346,215	1,765,998	173,107
Class I	9,429,816	1,760,022	8,510,427	1,078,372

Net income (loss) per weighted average Units
Class A	$0.0339	$(0.0365)	$0.0948	$(0.1111)
Class C	$0.0285	$(0.0414)	$0.0849	$(0.1134)
Class D	$0.0128	$(0.0314)	$0.0724	$(0.0629)
Class I	$0.0344	$(0.0460)	$0.0954	$(0.1253)

(1) commencement of operations February 1, 2005

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
For the six months ended June 30, 2006 and the five months ended June 30, 2005
 (unaudited)

	Initial Offering	Initial Offering Costs	Subscriptions	Redemptions	Net Loss	Members’ Capital June 30, 2005	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital June 30, 2006

Class A	729,300	—	2,474,772	(19,500)	—	3,184,572	10,021,657	5,171,712	(704,991)	—	14,488,378
Class C	4,211,000	—	18,778,841	(391,262)	—	22,598,579	43,063,748	30,460,936	(2,275,380)	—	71,249,304
Class D	—	—	375,972	—	—	375,972	1,398,885	1,668,011	—	—	3,066,896
Class I	287,000	—	2,099,973	(10,000)	—	2,376,973	7,295,006	2,946,036	(126,903)	—	10,114,139

Total Members’ Units	5,227,300	—	23,729,558	(420,762)	—	28,536,096	61,779,296	40,246,695	(3,107,274)	—	98,918,717

Class A	—	—	10,611	—	—	10,611	10,611	—	—	—	10,611
Class C	—	—	10,637	—	—	10,637	10,637	—	—	—	10,637
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Units	—	—	21,248	—	—	21,248	21,248	—	—	—	21,248

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
For the six months ended June 30, 2006 and the five months ended June 30, 2005
(unaudited)
(continued)

	Initial Offering	Initial Offering Costs	Subscriptions	Redemptions	Net Loss	Members’ Capital June 30, 2005	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital June 30, 2006

Class A	$729,300	$(22,714)	$2,347,773	$(19,202)	$(194,651)	$2,840,506	$9,635,030	$5,303,826	$(723,952)	$1,149,716	$15,364,620
Class C	4,211,000	(101,777)	17,680,779	(362,096)	(1,301,322)	20,126,584	41,024,353	30,787,003	(2,290,913)	4,882,757	74,403,200
Class D	—	(3,189)	376,111	—	(10,888)	362,034	1,466,886	1,949,999	—	127,824	3,544,709
Class I	287,000	(16,335)	1,996,959	(8,998)	(135,095)	2,123,531	7,048,458	3,068,933	(132,745)	811,617	10,796,263

Total Members’ Interests	$5,227,300	$(144,015)	$22,401,622	$(390,296)	$(1,641,956)	$25,452,655	$59,174,727	$41,109,761	$(3,147,610)	$6,971,914	$104,108,792

Class A	$—	$—	$10,000	$—	$(468)	$9,532	$10,221	$—	$—	$1,044	$11,265
Class C	—	—	10,000	—	(484)	9,516	10,152	—	—	965	11,117
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$—	$—	$20,000	$—	$(952)	$19,048	$20,373	$—	$—	$2,009	$22,382

Total Members’ Capital	$5,227,300	$(144,015)	$22,421,622	$(390,296)	$(1,642,908)	$25,471,703	$59,195,100	$41,109,761	$(3,147,610)	$6,973,923	$104,131,174

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC
(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Cornerstone FuturesAccess LLC (the “Fund”) as of June 30, 2006, and the results of its operations for the three and six months ended June 30, 2006 and for the three and five months 2005, respectively.  However, the operating results for the interim periods may not be indicative of the results for the full year. The Fund commenced trading activities on February 1, 2005.  Therefore, the Statements of Operations and Statements of Changes in Members’ Capital contain information only for the five month period ended June 30, 2005.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2005.

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

At June 30, 2006 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Shares	All Other Purposes	Financial Reporting
Class A	$15,391,572	$15,375,885	14,498,989	$1.0616	$1.0605
Class C	74,480,147	74,414,317	71,259,941	$1.0452	$1.0443
Class D	3,547,086	3,544,709	3,066,896	$1.1566	$1.1558
Class I	10,807,794	10,796,263	10,114,139	$1.0686	$1.0674
	$104,226,599	$104,131,174	98,939,965

At December 31, 2005 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Shares	All Other Purposes	Financial Reporting
Class A	$9,663,194	$9,645,251	10,032,268	$0.9632	$0.9614
Class C	41,110,839	41,034,505	43,074,385	$0.9544	$0.9526
Class D	1,469,615	1,466,886	1,398,885	$1.0506	$1.0486
Class I	7,061,570	7,048,458	7,295,006	$0.9680	$0.9662
	$59,305,218	$59,195,100	61,800,544

3.                  FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s net unrealized profit (loss) on such derivative instruments as reflected in the Statement of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

The Sponsor of the Fund, Merrill Lynch Alternative Investments LLC (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Cornerstone Trading Company, Inc. (“Cornerstone”), the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Cornerstone to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Cornerstone itself.

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

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT (1)

(NON US GAAP)

Class A

	Jan.	Feb.	Mar.	Apr	May	Jun
2005	n/a	$0.9847	$0.9286	$0.9424	$0.9291	$0.8983
2006	$0.9693	$0.9888	$1.0245	$1.0621	$1.0737	$1.0616

Class C

	Jan.	Feb.	Mar.	Apr	May	Jun
2005	n/a	$0.9839	$0.9271	$0.9401	$0.9260	$0.8946
2006	$0.9597	$0.9781	$1.0125	$1.0484	$1.0574	$1.0452

Class D

	Jan.	Feb.	Mar.	Apr	May	Jun
2005	n/a	n/a	n/a	$1.0161	$1.0031	$0.9710
2006	$1.0585	$1.0812	$1.1222	$1.1632	$1.1780	$1.1566

Class I

	Jan.	Feb.	Mar.	Apr	May	Jun
2005	n/a	$0.9850	$0.9292	$0.9433	$0.9303	$0.8998
2006	$0.9745	$0.9944	$1.0310	$1.0683	$1.0798	$1.0686

(1) Represents Net Asset Value per unit for all other purposes as discussed in Note 2 to the Financial Statements.

Performance Summary

January 1, 2006 to June 30, 2006

January 1, 2006 to March 31, 2006

The Fund posted an overall gain for the quarter with interest rates, energy, and metal sectors posting gains while agricultural and currencies sectors posted losses.

 The interest rate sector was the most profitable for the Fund.  Although the Fund was generally net short, the best performer in Short Rate Asset Allocation was a long position in the Canadian market. In addition, the Fund was modestly profitable in a short position in Eurodollar futures. These positions continued to be profitable through mid-quarter as the market priced in roughly one more U.S. Federal Reserve tightening than had been anticipated in January. Our other major short term interest rate position, short Euribor (Euro denominated three month interest rate) futures, was modestly profitable as well as the consensus shifted to expect still stronger economic growth in Europe. Interest rates went up at the end of the quarter and the strategy was short fixed income. In particular, the Fund was short and did well in German bunds, Euribor and Eurodollars.

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

April 1, 2006 to June 30, 2006

The Fund posted an overall gain for the quarter with interest rate, metals, currency and energy sectors posting gains while the agricultural sector posted a loss.

The interest rate sector was the most profitable for the Fund.  The Bond Asset Allocation posted profits for the Fund due to short positions in German bunds. German bunds decreased in price as the European Central Bank continued to ruminate about the possibility of inflation rates above levels the bank is comfortable with. However, long-term bonds were the worst performer mid-quarter with most of the losses coming from a short position in the German bund. The likelihood of an extended interest rate advantage for the U.S. dollar was one factor behind its rally at the end of the quarter. The quarter ended with modest contributions with returns short in the U.S. and Euro-zone interest rates.

The metals sector posted the second highest profit for the Fund. Base metals produced around 0.8% return on NAV at the beginning of the quarter despite having only roughly a 2% risk allocation.  The best performing position for the Fund was to have a long position in both aluminum and copper with copper posting the highest gains for the Fund. As the metal prices increased, the mid-quarter strategy to cut positions to keep a constant dollar exposure worked out well due to the fact this was done when prices were near their peaks. Base metal markets contributed a great deal of volatility as long-standing in the copper market was down 15% at the end of the quarter. However, by the end of the quarter the effect on the returns was small.

The currency sector posted profits for the Fund. The Currency Asset Allocation portfolio, in U.S. dollar terms, was long British pounds and Japanese yen and short Australian dollars, with a net U.S. dollar short. This position was profitable as the U.S. dollar declined against the major currencies. The strategy with long positions in the British pound produced most of the gain mid-quarter offsetting losses in the Australian dollar. International value had difficulty in the currency markets quarters-end in the long Japanese yen/short U.S. dollar position that reversed May’s gains. The quarter ended with the currency markets expecting the end of the U.S. Federal Reserve’s current tightening cycle to be further away than previously thought.

The energy sector posted profits for the Fund. The energy sector posted profits for the Fund during a very volatile period on the Iran/U.S./Europe “Nuclear Standoff”.  The end of the quarter, once again, forced the sector into a period of increased volatility, as both military and terrorist activities in the key energy production areas led to rising energy prices.

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

The largest losses were in the Currency Asset Allocation sector and the Short Rate Asset Allocation sector.  The Fund was long Eurodollars, which dropped in price, and short in the European markets, which rose in price.  This occurred because the models identified the term structure as over discounting future rate increases.  Despite that, U.S. rates went up and European rates went down.  The Fund is long the U.S. and short Europe, with a short bias.

In the currency market, solid gains were posted, at the beginning of the period, due to the long Sterling/short U.S. dollar position.  The currency positions were left unchanged in February.  A current important driver of this position is the United States’ poor balance of payments position.  In March, the U.S. dollar rallied strongly as the U.S. economy remained strong and the U.S. Federal Reserve spoke openly about inflation concerns.  Inflation is generally bad for a country’s currency but in this case the market interpreted these statements as a signal that short-term rates would rise more than expected.  Rising interest rates tend to be supportive of a country’s currency.  Losses were incurred in the British pound and the Japanese yen.  Toward the end of the period, the Fund reduced its exposure to the U.S. dollar as the momentum shifted by cutting the British pound and Japanese yen positions and going more short with the Euro.  The Fund currently has a small short U.S. dollar exposure.

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

The interest rate sector posted a small loss for the Fund.  The Short Rate Asset Allocation model benefited from the rally at the front end of the U.S. yield curve during the beginning of the quarter, though these gains were largely offset by losses sustained early on by being short Euribor futures.  Growth expectations for Europe were again reduced leading to a rally in Euro denominated fixed income.  The Euribor short was removed and the Fund was left with an average sized net long position in global term interest rates.  Mid-quarter, the short rate model proved to be moderately profitable as a basket of long positions in the United States, the United Kingdom, and Canada did well.  In the U.S., the Fund had good timing as it increased its position after the strong U.S. employment report.  The Eurodollars recovered completely and the Fund took long positions in the short end of the yield curve, primarily in the U.S.  In the bond markets, there remained a battle between fundamentals and momentum.  The end of the quarter saw poor performance in many of the Fund’s strategies.  The Bond Asset Allocation strategy had a brief short position, expressed mainly in Japanese government bonds, which was unprofitable.  Modest short positions were taken in the Japanese, German, and Australian government bond markets and money was lost on being short the short term interest rates in June.  The expectation in the markets was for the Euro denominated short term interest rates to go down in price and up in rate.  In June,

European growth again disappointed and speculation began to build about a European Central Bank rate cut.

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

The currency sector was the poorest performing sector for the quarter.  The Currency Asset Allocation strategy led International Value higher in April thanks to U.S. dollar weakness against the Japanese yen and U.K. sterling.  The Fund added to its position to create a large U.S. dollar short.  However, the losses were driven by the currency model and the losses in the currency model were driven by the Fund’s long Japanese yen position.  The U.S. dollar appreciated mid-quarter as a result of economic strength in the U.S.  The Euro, in particular, suffered because of continued economic weakness and concerns about the fate of the European constitution.  Related to this, interest rate differentials continued to move in favor of the U.S. currency.  However, the Fund’s models identified the balance of payments imbalances that the U.S. suffers relative to the rest of the world as a major negative factor for the U.S. dollar.  As a result, the Fund retains its long Japanese yen position against being short the U.S. dollar and the Euro.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Cornerstone FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-06	$641,544	666,055	$0.9632
Feb-06	306,145	315,841	0.9693
Mar-06	1,054,763	1,066,710	0.9888
Apr-06	934,029	911,693	1.0245
May-06	645,425	607,688	1.0621
Jun-06	1,721,920	1,603,725	1.0737
Jul-06	1,263,049	1,189,760	1.0616

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-06	$3,822,939	4,005,594	$0.9544
Feb-06	2,749,933	2,865,409	0.9597
Mar-06	5,091,868	5,205,877	0.9781
Apr-06	5,905,887	5,832,975	1.0125
May-06	6,422,893	6,126,376	1.0484
Jun-06	6,793,483	6,424,705	1.0574
Jul-06	7,564,743	7,237,603	1.0452

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-06	$—	—	$1.0506
Feb-06	—	—	1.0585
Mar-06	—	—	1.0812
Apr-06	300,000	267,332	1.1222
May-06	—	—	1.1632
Jun-06	1,649,999	1,400,679	1.1780
Jul-06	577,101	498,963	1.1566

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-06	$97,927	101,164	$0.9680
Feb-06	249,000	255,516	0.9745
Mar-06	148,873	149,711	0.9944
Apr-06	1,193,282	1,157,403	1.0310
May-06	437,997	409,994	1.0683
Jun-06	941,854	872,248	1.0798
Jul-06	1,686,809	1,578,522	1.0686

Item 6.    Exhibits

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

ML CORNERSTONE FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2006	By	/s/ BENJAMIN WESTON
Benjamin Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2006
	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)