Form 10-Q
period 2006-09-30
ML Cornerstone FuturesAccess LLC
filed 2006-11-14
CIK 1309133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Princeton Corporate Campus

800 Scudders Mill Road - Section 2H

Plainsboro, New Jersey 08536

(Address of principal executive offices)

(Zip Code)

609-282-6091

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

ML CORNERSTONE FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash	$123,605,256	$58,685,484
Net unrealized (loss)profit on open contracts	(3,011,072)	1,466,683
Cash	104,277	—
Accrued interest	520,278	196,419

TOTAL	$121,218,739	$60,348,586

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$93,892	$30,999
Management fee payable	201,173	99,205
Sponsor’s fee payable	212,744	104,683
Incentive fee payable	—	521,565
Redemptions payable	284,761	172,097
Initial offering costs payable	87,026	110,118
Other payables	67,429	114,819

Total liabilities	947,025	1,153,486

MEMBERS’ CAPITAL:
Sponsor’s Capital (21,248 and 21,248 Units issued and outstanding)	20,911	20,373
Members’ Capital (122,274,982 and 61,779,296 Units issued and outstanding)	120,250,803	59,174,727

Total members’ capital	120,271,714	59,195,100

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$121,218,739	$60,348,586

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the eight
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005 (1)
TRADING PROFITS (LOSSES):

Realized	$(5,029,841)	$(470,234)	$3,936,716	$(1,672,375)
Change in unrealized	(4,853,613)	1,946,404	(4,477,941)	1,718,951
Brokerage commissions	(172,005)	(40,202)	(376,019)	(87,894)
Total trading profits (losses)
	(10,055,459)	1,435,968	(917,244)	(41,318)
INVESTMENT INCOME:
Interest
	1,526,612	294,425	3,333,089	460,559
EXPENSES:
Management fee	582,923	192,779	1,416,026	327,715
Sponsor’s fee	617,320	204,034	1,502,259	355,121
Incentive fee	(1,961,042)	—	—	—
Other	286,486	33,724	578,171	85,489
Total expenses before reimbursement	(474,313)	430,537	3,496,456	768,323
Sponsor’s fee reimbursement	—	—	—	(6,032)

Total expenses	(474,313)	430,537	3,496,456	762,293

NET INVESTMENT INCOME (LOSS)
	2,000,925	(136,112)	(163,367)	(301,734)
NET INCOME (LOSS)
	$(8,054,534)	$1,299,856	$(1,080,611)	$(343,052)
NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	16,387,477	6,212,007	13,554,924	3,241,232
Class C	83,151,532	29,111,526	66,057,991	17,354,747
Class D	4,175,416	716,943	2,569,137	354,386
Class I	12,227,038	5,457,651	9,749,297	2,538,131

Net income (loss) per weighted average Units
Class A	$(0.0683)	$0.0320	$0.0024	$0.0012
Class C	$(0.0697)	$0.0293	$(0.0139)	$(0.0259)
Class D	$(0.0718)	$0.0605	$(0.0670)	$0.0917
Class I	$(0.0684)	$0.0375	$(0.0026)	$0.0274

(1) commencement of operations February 1, 2005

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2006 and the eight months ended September 30, 2005 (1)

(unaudited)

						Members’ Capital	Members’ Capital				Members’ Capital
	Initial Offering	Initial Offering Costs	Subscriptions	Redemptions	Net Loss	September 30, 2005	December 31, 2005	Subscriptions	Redemptions	Net Income	September 30, 2006

Class A	729,300	—	7,488,358	(97,500)	—	8,120,158	10,021,657	8,053,588	(1,000,523)	—	17,074,722
Class C	4,211,000	—	30,834,906	(1,728,206)	—	33,317,700	43,063,748	48,535,257	(3,498,170)	—	88,100,835
Class D	—	—	1,398,885	—	—	1,398,885	1,398,885	3,081,310	—	—	4,480,195
Class I	287,000	—	7,017,889	(161,524)	—	7,143,365	7,295,006	5,497,202	(172,978)	—	12,619,230

Total Members’ Units	5,227,300	—	46,740,038	(1,987,230)	—	49,980,108	61,779,296	65,167,357	(4,671,671)	—	122,274,982

Class A	—	—	10,611	—	—	10,611	10,611	—	—	—	10,611
Class C	—	—	10,637	—	—	10,637	10,637	—	—	—	10,637
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Units	—	—	21,248	—	—	21,248	21,248	—	—	—	21,248

(1) Commencement of operations February 1, 2005

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2006 and the eight months ended September 30, 2005 (continued)(1)

(unaudited)

						Members’ Capital	Members’ Capital				Members’ Capital
	Initial Offering	Initial Offering Costs	Subscriptions	Redemptions	Net Income (Loss)	September 30, 2005	December 31, 2005	Subscriptions	Redemptions	Net Income (Loss)	September 30, 2006

Class A	$729,300	$(22,714)	$6,895,530	$(90,735)	$3,962	$7,515,343	$9,635,030	$8,301,893	$(1,024,333)	$31,963	$16,944,553
Class C	4,211,000	(101,777)	28,549,629	(1,581,621)	(448,805)	30,628,426	41,024,353	49,259,570	(3,518,775)	(916,179)	85,848,969
Class D	—	(3,189)	1,376,110	—	32,501	1,405,422	1,466,886	3,557,100	—	(172,053)	4,851,933
Class I	287,000	(16,335)	6,437,366	(146,006)	69,640	6,631,665	7,048,458	5,760,841	(179,071)	(24,880)	12,605,348

Total Members’ Interests	$5,227,300	$(144,015)	$43,258,635	$(1,818,362)	$(342,702)	$46,180,856	$59,174,727	$66,879,404	$(4,722,179)	$(1,081,149)	$120,250,803

Class A	$—	$—	$10,000	$—	$(155)	$9,845	$10,221	$—	$—	$318	$10,539
Class C	—	—	10,000	—	(195)	9,805	10,152	—	—	220	10,372
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$—	$—	$20,000	$—	$(350)	$19,650	$20,373	$—	$—	$538	$20,911

Total Members’ Capital	$5,227,300	$(144,015)	$43,278,635	$(1,818,362)	$(343,052)	$46,200,506	$59,195,100	$66,879,404	$(4,722,179)	$(1,080,611)	$120,271,714

(1) Commencement of operations February 1, 2005

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Cornerstone FuturesAccess LLC (the “Fund”) as of September 30, 2006, and the results of its operations for the three and nine months ended September 30, 2006 and for the three and eight months ended September 30, 2005.  However, the operating results for the interim periods may not be indicative of the results for the full year. The Fund commenced trading activities on February 1, 2005.  Therefore, the Statements of Operations and Statements of Changes in Members’ Capital contain information only for the eight month period ended September 30, 2005.

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

At September 30, 2006 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Shares	Purposes	Reporting
Class A	$16,969,580	$16,955,092	17,085,333	$0.9932	$0.9924
Class C	85,919,195	85,859,341	88,111,472	$0.9751	$0.9744
Class D	4,853,981	4,851,933	4,480,195	$1.0834	$1.0830
Class I	12,615,984	12,605,348	12,619,230	$0.9997	$0.9989
	$120,358,740	$120,271,714	122,296,230

At December 31, 2005 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Shares	Purposes	Reporting
Class A	$9,663,194	$9,645,251	10,032,268	$0.9632	$0.9614
Class C	41,110,839	41,034,505	43,074,385	$0.9544	$0.9526
Class D	1,469,615	1,466,886	1,398,885	$1.0506	$1.0486
Class I	7,061,570	7,048,458	7,295,006	$0.9680	$0.9662
	$59,305,218	$59,195,100	61,800,544

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

4.      RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The impact on the Fund financial statements, if any, is currently being assessed.

In September 2006, the Securities Exchange Commission (“SEC”) staff also issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). While not an official rule or interpretation of the SEC, SAB 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements. SAB 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged. The Fund has assessed the impact of SAB 108 on its financial statements and does not expect the impact of adoption to be material to its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Fund is currently evaluating the impact of adopting FAS 157 on its financial statements.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON US GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 2 to the financial statements.

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2005	n/a	$0.9847	$0.9286	$0.9424	$0.9291	$0.8983	$0.9171	$0.9021	$0.9279
2006	$0.9693	$0.9888	$1.0245	$1.0621	$1.0737	$1.0616	$1.0338	$1.0110	$0.9932

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2005	n/a	$0.9839	$0.9271	$0.9401	$0.9260	$0.8946	$0.9125	$0.8969	$0.9217
2006	$0.9597	$0.9781	$1.0125	$1.0484	$1.0574	$1.0452	$1.0168	$0.9935	$0.9751

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2005	n/a	n/a	n/a	$1.0161	$1.0031	$0.9710	$0.9925	$0.9776	$1.0068
2006	$1.0585	$1.0812	$1.1222	$1.1632	$1.1780	$1.1566	$1.1265	$1.1014	$1.0834

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2005	n/a	$0.9850	$0.9292	$0.9433	$0.9303	$0.8998	$0.9189	$0.9042	$0.9303
2006	$0.9745	$0.9944	$1.0310	$1.0683	$1.0798	$1.0686	$1.0399	$1.0173	$0.9997

Performance Summary

January 1, 2006 to September 30, 2006

January 1, 2006 to March 31, 2006

The Fund posted an overall gain for the quarter with interest rates, energy, and metal sectors posting gains while agricultural and currencies sectors posted losses.

The interest rate sector was the most profitable for the Fund.  Although the Fund was generally net short, the best performer in Short Rate Asset Allocation was a long position in the Canadian market. In addition, the Fund was modestly profitable in a short position in Eurodollar futures. These positions continued to be profitable through mid-quarter as the market priced in roughly one more U.S. Federal Reserve tightening than had been anticipated in January. Our other major short term interest rate position, short Euribor futures, was modestly profitable as well as the consensus shifted to expect still stronger economic growth in Europe. Interest rates went up at the end of the quarter and the strategy was short fixed income. In particular, the Fund was short and did well in German bunds, Euribor and Eurodollars.

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

The metals sector posted the second highest profit for the Fund. Base metals produced around 0.8% return on NAV at the beginning of the quarter despite having only roughly a 2% risk allocation.  The best performing position for the Fund was to have a long position in both aluminum and copper with copper posting the highest gains for the Fund. As the metal prices increased, the mid-quarter strategy to cut positions to keep a constant U.S. dollar exposure worked out well due to the fact this was done when prices were near their peaks. Base metal markets contributed a great deal of volatility as long-standing in the copper market was down 15% at the end of the quarter. However, by the end of the quarter the effect on the returns was small.

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

The energy sector posted profits for the Fund. The energy sector posted profits for the Fund during a very volatile period on the Iran/U.S./Europe nuclear standoff.  The end of the quarter, once again, forced the sector into a period of increased volatility, as both military and terrorist activities in the key energy production areas led to rising energy prices.

The agricultural sector posted losses for the Fund. The agricultural market was soft which attributed to the difficult trading environment resulting in the Fund posting losses for this sector.

July 1, 2006 to September 30, 2006

The Fund posted an overall loss for the quarter with energy and metals posting gains while agriculture, currencies and interest rates posted losses.

The energy sector was the most profitable for the Fund. The quarter began with profits due to long positions in natural gas and the heat wave in the U.S. drove energy demand for cooling usage. Gains were made mid-quarter from short positions in the energy markets which continued through quarter’s end. The quarter ended with near term supplies being ample for all the energies and thus putting downward pressure on the markets. In addition, the natural gas market was priced for a major weather event.

The metals sector posted profits for the Fund. Zinc was added to the metal portfolio mid-quarter while holding constant the U.S. dollar exposure in the base metal sector with long positions in all the metals (copper, aluminum, and zinc). Profits continued to be posted through the end of the quarter.

The agricultural sector posted losses for the Fund. The agricultural market was soft which attributed to the difficult trading environment resulting in the Fund posting losses for this sector.

The currency sector posted losses for the Fund. Long positions in the Japanese yen caused losses due to the strong U.S. dollar beginning of the quarter. Losses were posted at quarter’s end due to the short U.S. dollar positions on expectations that the U.S. dollar would depreciate versus the Japanese yen and the British pound. The shift in momentum in the currency market caused the Fund to close out positions at quarter’s end.

The interest rate sector was the least profitable for the Fund. Interest rate related positions posted losses at the beginning of the quarter due to the Fund’s positioning for world rates to increase however, they decreased. Interest rates decreased mid-quarter in both the U.S. and Japan, on a perceived decrease in rate hike prospects. The quarter ended with short term interest rate positions remaining substantially unchanged.

February 1, 2005 to September 30, 2005

February 1, 2005 to March 31, 2005

The Fund posted a loss for the first quarter of 2005.  The currency and interest rate sectors were unprofitable while the energy sector posted a small profit for the quarter.

The largest losses were in the Currency Asset Allocation sector and the Short Rate Asset Allocation sector.  The Fund was long Eurodollars, which dropped in price, and short in the European markets, which rose in price.  This occurred because the models identified the term structure as over discounting future rate increases.  Despite that, U.S. rates went up and European rates went down.  [The Fund is long on U.S. exposures and short on European exposures, with a short bias.]

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

The currency sector was the poorest performing sector for the quarter.  The Currency Asset Allocation strategy led International Value higher in April thanks to U.S. dollar weakness against the Japanese yen and Sterling.  The Fund added to its position to create a large U.S. dollar short.  However, the losses were driven by the currency model and the losses in the currency model were driven by the Fund’s long Japanese yen position.  The U.S. dollar appreciated mid-quarter as a result of economic strength in the U.S.  The Euro, in particular, suffered because of continued economic weakness and concerns about the fate of the European constitution.  Related to this, interest rate differentials continued to move in favor of the U.S. currency.  However, the Fund’s models identified the balance of payments imbalances that the U.S. suffers relative to the rest of the world as a major negative factor for the U.S. dollar.  As a result, the Fund retains its long Japanese yen position against being short the U.S. dollar and the Euro.

July 1, 2005 to September 30, 2005

The Fund posted a gain for the third quarter of 2005.  The energy and currency sectors were unprofitable while the interest rates sector posted a profit for the quarter.

Solid profits were generated in the interest rates sector in the third quarter. In the beginning of the quarter, most of the gains were contributed from the Short Rate model. Within the Short Rate model, all of the gains came from Euribor shorts. Many market participants had been expecting the European Central Bank (“ECB”) to cut rates in the near future.  However, throughout July, ECB members, through their public comments, expressed no inclination to cut rates and economic data was firm. As such, expectations that rates would be cut reversed and the short end of the yield curve returned to a more normal upward sloping shape towards September. The losses generated in August, were largely offset by the gains sustained in September. This sector saw impressive performance towards the end of the quarter. In September, Europe and Japan showed more growth and as a result interest rates went up worldwide. The International Value program was short in fixed income across the board and thus benefited from this increase in rates.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-06	$641,544	666,055	$0.9632
Feb-06	306,145	315,841	0.9693
Mar-06	1,054,763	1,066,710	0.9888
Apr-06	934,029	911,693	1.0245
May-06	645,425	607,688	1.0621
Jun-06	1,721,920	1,603,725	1.0737
Jul-06	1,263,049	1,189,760	1.0616
Aug-06	1,101,285	1,065,279	1.0338
Sep-06	633,733	626,837	1.0110
Oct-06	945,735	952,210	0.9932

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-06	$3,822,939	4,005,594	$0.9544
Feb-06	2,749,933	2,865,409	0.9597
Mar-06	5,091,868	5,205,877	0.9781
Apr-06	5,905,887	5,832,975	1.0125
May-06	6,422,893	6,126,376	1.0484
Jun-06	6,793,483	6,424,705	1.0574
Jul-06	7,564,743	7,237,603	1.0452
Aug-06	6,176,970	6,074,911	1.0168
Sep-06	4,730,855	4,761,807	0.9935
Oct-06	4,849,807	4,973,651	0.9751

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-06	$—	—	$1.0506
Feb-06	—	—	1.0585
Mar-06	—	—	1.0812
Apr-06	300,000	267,332	1.1222
May-06	—	—	1.1632
Jun-06	1,649,999	1,400,679	1.1780
Jul-06	577,101	498,963	1.1566
Aug-06	1,030,000	914,336	1.1265
Sep-06	—	—	1.1014
Oct-06	—	—	1.0834

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-06	$97,927	101,164	$0.9680
Feb-06	249,000	255,516	0.9745
Mar-06	148,873	149,711	0.9944
Apr-06	1,193,282	1,157,403	1.0310
May-06	437,997	409,994	1.0683
Jun-06	941,854	872,248	1.0798
Jul-06	1,686,809	1,578,522	1.0686
Aug-06	719,155	691,561	1.0399
Sep-06	285,945	281,083	1.0173
Oct-06	2,244,996	2,245,670	0.9997

(1) Net Asset Value for all other purposes

Item 6.            Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML CORNERSTONE FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2006	By	/s/ BENJAMIN WESTON
Benjamin Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2006
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)