Form 10-K
period 2006-12-31
ML Cornerstone FuturesAccess LLC
filed 2007-03-30
CIK 1309133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

or

☐   Transition Report Pursuant to Section 13

or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-50269

ML CORNERSTONE FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	20-1227929
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road — Section 2-G

Plainsboro, New Jersey 08536

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 282-6091

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

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Act).   Yes   ☐   No☒

The Units of limited liability company interest of the registrant are not publicly traded.  Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of January 31, 2007, units of limited liability company interest with an aggregate net asset value of $147,337,409 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2006 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the period ended December 31, 2006, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-877-465-8435.

ML CORNERSTONE FUTURESACCESS LLC

ANNUAL REPORT FOR 2006 ON FORM 10-K

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

Merrill Lynch Alternative Investments LLC (“MLAI”), an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”), is the Sponsor of the Fund.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

As of December 31, 2006, the capitalization of the Fund was $140,893,943 and the Net Asset Value per Unit for all other purposes, originally $1.00 as of February 1, 2005 for class A, C and I and April 1, 2005 for class D had fallen to $0.9823 for Class A, $0.9620 for Class C, $0.9897 for Class I, and had risen to $1.0755 for Class D. The Capitalization and Net Asset Value per Unit for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) were $140,813,517 and  $0.9816 for Class A, $0.9614 for Class C, $0.9891 for Class I and $1.0754 for Class D.

The highest month-end Net Asset Value per Unit for all other purposes for Class A since Cornerstone began trading the Fund was $1.0737 (May 31, 2006) and the lowest was $0.8983 (June 30, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class C since Cornerstone began trading the Fund was $1.0574 (May 31, 2006) and the lowest was $0.8946 (June 30, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class I since Cornerstone began trading the Fund was $1.0798 (May 31, 2006) and the lowest was $0.8998 (June 30, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class D since Cornerstone began trading the Fund was $1.1780 (May 31, 2006) and the lowest was $0.9710 (June 30, 2005).

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

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

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

Cash Assets

The Fund will generally earn interest, as described below, on its “Cash Assets”, which can be generally described as the cash actually held by the Fund plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions).   Cash Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the Fund’s cash balances held in the offset accounts (as described below) — which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund’s account on a daily basis; the Fund’s cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Cash Assets do not include and the Fund does not earn interest income on the Fund’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

The Fund’s Cash Assets may be greater than, less than or equal to the Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

Interest Earned on the Fund’s U.S. Dollar Cash Assets

The Fund’s U.S. dollar Cash Assets are held in cash at MLPF&S, which utilizes offset accounts.

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

The use of the offset account arrangements for the Fund’s U.S. dollar Cash Assets may be discontinued by Merrill Lynch at any time.  If Merrill Lynch were to terminate the offset arrangements, it would attempt to invest all of the Fund’s U.S. dollar Cash Assets to the maximum practicable extent in short-term U.S. Treasury bills.  All interest earned on the U.S. dollar Cash Assets so invested would be paid to the Fund but MLAI would expect the amount of such interest to be less than that cash to the Fund under the offset account arrangements.  The remaining U.S. dollar Cash Assets of the Fund would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Fund.

The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund’s U.S. dollar Cash Assets held in the offset accounts, charging Merrill Lynch a small fee for this service.  The economic benefits derived by Merrill Lynch — net of the interest credits paid to the Fund and the fee paid to the offset banks — from the offset accounts have not exceeded 0.75% per annum of the Fund’s average daily U.S. dollar Cash Assets held in the offset accounts.  These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Sponsor Fees paid by the Fund to MLPF&S and MLAI, respectively.

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

Charges

The following table summarizes the charges incurred by the Fund for the period February 1, 2005 (Commencement of Operations) to December 31, 2005 and the year ended December 31, 2006.

	2006		2005
Charges	Dollar Amount	% of Average Month-End Net Assets (Non GAAP)	Dollar Amount	% of Average Month-End Net Assets (Non GAAP)
Other Expenses	849,070	0.85%	132,518	0.43%
Management Fee	2,087,660	2.09%	612,014	2.00%
Performance Fee	—	0.00%	521,565	1.70%
Sponsor Fee(1)	2,190,611	2.20%	646,162	2.11%
Total	$5,127,341	5.14%	$1,912,259	6.24%

(1)             net of reimbursement of $6,032 in 2005

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Assets for all other purposes during 2006 and 2005 equaled $99,705,497 and $30,633,140 respectively.

During 2006, the Fund earned $5,011,351 in interest income, or approximately 5.03% of the Fund’s average month-end Net Assets for all other purposes. During 2005, the Fund earned $984,647 in interest income, or approximately 3.21% of the Fund’s average month-end Net Assets for all other purposes.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

During 2006 and 2005, the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions was approximately $16.78 and $19.93 respectively.

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

MLAI & MLPF&S	Sales Commissions

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units are not subject to any sales commissions.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads	Bid—ask spreads on forwards and related trades.

MLIB (or an affiliate); Other counterparties	EFP differentials

Certain of the Fund’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

Cornerstone	Annual performance fees	20% of any New Trading Profits, as defined, generated by the Fund as a whole, as of the end of each calendar year.

Cornerstone	Management fees	A flat-rate monthly charge of 0.1667 of 1% of the Fund’s month-end net assets (a 2% annual rate).

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI;Others	Ongoing Offering Costs reimbursed	Actual costs incurred.

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

The Fund could lose Assets and have its trading disrupted due to the bankruptcy of one of the parties.

                The Fund is subject to the risk of insolvency of counterparty, a clearinghouse or MLPF&S. Fund asset could be lost or impounded during lengthy bankruptcy proceedings. Were a substantial portion of the Fund’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities. There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 2:   Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s sponsor offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

There have been no administrative, civil or criminal actions, whether pending or concluded, against MLAI or Merrill Lynch or any of its individual principals during the past five years which would be considered “material” as that term is defined in Section 4.24(l)(2) of the Regulations of the CFTC, except as described below.

On May 21, 2002, MLPF&S, with no admission of wrongdoing or liability, agreed to pay $48 million to the State f New York, $50 million to the remaining states, Washington, D.C. & Puerto Rico and $2 million to NASAA relating to an investigation conducted by the New York Attorney General concerning research practices.

On March 19, 2003, Merrill Lynch & Co., Inc., the parent company and an approved person of MLPF&S, consented to an injunctive action instituted by the Securities and Exchange Commission (the “SEC”).  In its complaint, the SEC alleged that three years ago, in 1999, Merrill Lynch aided and abetted Enron Corp.’s (“Enron”) violations of Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-3 and 13b2-1 thereunder, as a result of Merrill Lynch engaging in certain year-end transactions designed and proposed by Enron.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, and agreed to pay disgorgement, penalties and interest in the amount of $80 million.  In its release announcing the settlement, the Commission acknowledged that in agreeing to resolve this matter on the terms described above, the Commission took into account certain affirmative conduct by Merrill Lynch.

In April 2003, MLPF&S entered into a settlement with the SEC, the National Association of Securities Dealers (the “NASD”) and the New York Stock Exchange (the “NYSE”) as part of a joint settlement with the SEC, the NASD and the NYSE arising from a joint investigation by the SEC, the NASD and the NYSE into research analysts conflicts of interests.  Pursuant to the terms of the settlement with the SEC, NASD and NYSE, MLPF&S, without admitting or denying the allegations, consented to a censure.  In addition, MLPF&S agreed to a payment of (I) $100 million, which was offset in its entirety by the amount already paid by MLPF&S in the related proceeding with the State of New York and the other states (II) $75 million to fund the provision of independent research to investors; and (III) $25 million to promote investor education.  The payments for the provision of independent research to investors and to promote investor education are required to be made over the course of the next five years.  MLPF&S also agreed to comply with certain undertakings.

In March 2006, MLPF&S entered into a settlement with the SEC arising from an investigation related to MLPF&S’ retention and production of e-mail.  The SEC found that MLPF&S willfully violated Section 17(a) of the Exchange Act, and Rules 17a-4(b)(4) and 17a-4(j) thereunder.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, entered into an undertaking regarding its policies and procedures and agreed to pay a civil penalty $2,500,000.

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

(b)           Holders:

As of December 31, 2006, there were 3,370 holders of Units including MLAI.

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

	Subscription				Subscription
CLASS A	Amount	Units	NAV (1)	CLASS D	Amount	Units	NAV (1)
Jan-06	$641,544	666,055	$0.9632	Jan-06	$—	—	$1.0506
Feb-06	306,145	315,841	0.9693	Feb-06	—	—	1.0585
Mar-06	1,054,763	1,066,710	0.9888	Mar-06	—	—	1.0812
Apr-06	934,029	911,693	1.0245	Apr-06	300,000	267,332	1.1222
May-06	645,425	607,688	1.0621	May-06	—	—	1.1632
Jun-06	1,721,920	1,603,725	1.0737	Jun-06	1,649,999	1,400,679	1.1780
Jul-06	1,263,049	1,189,760	1.0616	Jul-06	577,101	498,963	1.1566
Aug-06	1,101,285	1,065,279	1.0338	Aug-06	1,030,000	914,336	1.1265
Sep-06	633,733	626,837	1.0110	Sep-06	—	—	1.1014
Oct-06	945,735	952,210	0.9932	Oct-06	—	—	1.0834
Nov-06	322,174	329,928	0.9765	Nov-06	3,069,649	2,878,246	1.0665
Dec-06	769,274	817,246	0.9413	Dec-06	4,836,000	4,697,882	1.0294
Jan-07	998,367	1,016,357	0.9823	Jan-07	1,577,999	1,467,224	1.0755
Feb-07	460,191	466,915	0.9856	Feb-07	1,637,997	1,515,962	1.0805

	Subscription				Subscription
CLASS C	Amount	Units	NAV (1)	CLASS I	Amount	Units	NAV (1)
Jan-06	$3,822,939	4,005,594	$0.9544	Jan-06	$97,927	101,164	$0.9680
Feb-06	2,749,933	2,865,409	0.9597	Feb-06	249,000	255,516	0.9745
Mar-06	5,091,868	5,205,877	0.9781	Mar-06	148,873	149,711	0.9944
Apr-06	5,905,887	5,832,975	1.0125	Apr-06	1,193,282	1,157,403	1.0310
May-06	6,422,893	6,126,376	1.0484	May-06	437,997	409,994	1.0683
Jun-06	6,793,483	6,424,705	1.0574	Jun-06	941,854	872,248	1.0798
Jul-06	7,564,743	7,237,603	1.0452	Jul-06	1,686,809	1,578,522	1.0686
Aug-06	6,176,970	6,074,911	1.0168	Aug-06	719,154	691,561	1.0399
Sep-06	4,730,854	4,761,807	0.9935	Sep-06	285,945	281,083	1.0173
Oct-06	4,849,807	4,973,651	0.9751	Oct-06	2,244,996	2,245,670	0.9997
Nov-06	5,980,943	6,243,807	0.9579	Nov-06	48,998	49,830	0.9833
Dec-06	3,697,937	4,008,169	0.9226	Dec-06	1,639,998	1,729,591	0.9482
Jan-07	3,484,982	3,622,642	0.9620	Jan-07	1,084,949	1,096,240	0.9897
Feb-07	3,841,647	3,983,458	0.9644	Feb-07	576,999	580,832	0.9934

(1)             Net Asset Value per unit for all other purposes.

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%.  Class D and Class I Units are subject to sales commissions up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts. Class C Units are not subject to any sales commissions

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:          Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2006	For the period February 1, 2005(1) to December 31, 2005
Trading profit (loss)
Realized	$ (2,148,676)	$ 1,069,831
Change in Unrealized	579,997	1,466,683
Brokerage Commissions	(530,144)	(140,967)
Total trading profit (loss)	$ (2,098,823)	$ 2,395,547

INVESTMENT INCOME:
Interest	5,011,351	984,674

EXPENSES:
Management Fee	2,087,660	612,014
Performance Fee	—	521,565
Sponsor Fee	2,190,611	652,194
Other	849,070	132,518
Total Expenses Before Reimbursement	5,127,341	1,918,291
Sponsor Fee Reimbursement	—	(6,032)
Total Expenses After Reimbursement	5,127,341	1,912,259

NET INVESTMENT LOSS	(115,990)	(927,585)

NET INCOME (LOSS)	$ (2,214,813)	$ 1,467,963

(1)             Commencement of operations

Balance Sheet Data	December 31, 2006	December 31, 2005

Members’ Capital	$ 140,813,517	$ 59,195,100
Net Asset Value per Series A Unit	$ 0.9816	$ 0.9614
Net Asset Value per Series C Unit	$ 0.9614	$ 0.9526
Net Asset Value per Series D Unit	$ 1.0754	$ 1.0486
Net Asset Value per Series I Unit	$ 0.9891	$ 0.9662

For financial reporting purposes, in conformity with GAAP, the Fund deducted the total initial offering costs payable to MLAI at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months.  Consequently, as of December 31, 2006 and 2005, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

December 31, 2006

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (unaudited)	Financial Reporting	Number of Units	All Other Purposes (unaudited)	Financial Reporting
Class A	$ 18,221,804	$ 18,208,205	18,550,146	$ 0.9823	$ 0.9816
Class C	95,517,833	95,462,592	99,292,918	$ 0.9620	$ 0.9614
Class D	10,912,052	10,910,363	10,145,705	$ 1.0755	$ 1.0754
Class I	16,242,254	16,232,357	16,410,668	$ 0.9897	$ 0.9891
	$ 140,893,943	$ 140,813,517	144,399,437

December 31, 2005

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (unaudited)	Financial Reporting	Number of Units	All Other Purposes (unaudited)	Financial Reporting
Class A	$ 9,663,194	$ 9,645,251	10,032,268	$ 0.9632	$ 0.9614
Class C	41,110,839	41,034,505	43,074,385	$ 0.9544	$ 0.9526
Class D	1,469,615	1,466,886	1,398,885	$ 1.0506	$ 1.0486
Class I	7,061,570	7,048,458	7,295,006	$ 0.9680	$ 0.9662
	$ 59,305,218	$ 59,195,100	61,800,544

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable information to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for “all other purposes”.

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS A
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$ 0.9847	$ 0.9286	$ 0.9424	$ 0.9291	$ 0.8983	$ 0.9171	$ 0.9021	$ 0.9279	$ 0.9695	$ 0.9749	$ 0.9632
2006	$ 0.9693	$ 0.9888	$ 1.0245	$ 1.0621	$ 1.0737	$ 1.0616	$ 1.0338	$ 1.0110	$ 0.9932	$ 0.9765	$ 0.9413	$ 0.9823

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS C
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$ 0.9839	$ 0.9271	$ 0.9401	$ 0.9260	$ 0.8946	$ 0.9125	$ 0.8969	$ 0.9217	$ 0.9623	$ 0.9666	$ 0.9544
2006	$ 0.9597	$ 0.9781	$ 1.0125	$ 1.0484	$ 1.0574	$ 1.0452	$ 1.0168	$ 0.9935	$ 0.9751	$ 0.9579	$ 0.9226	$ 0.9620

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS I
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$ 0.9850	$ 0.9292	$ 0.9433	$ 0.9303	$ 0.8998	$ 0.9189	$ 0.9042	$ 0.9303	$ 0.9724	$ 0.9790	$ 0.9680
2006	$ 0.9745	$ 0.9944	$ 1.0310	$ 1.0683	$ 1.0798	$ 1.0686	$ 1.0399	$ 1.0173	$ 0.9997	$ 0.9833	$ 0.9482	$ 0.9897

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS D
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$ 1.0161	$ 1.0031	$ 0.9710	$ 0.9925	$ 0.9776	$ 1.0068	$ 1.0532	$ 1.0610	$ 1.0506
2006	$ 1.0585	$ 1.0812	$ 1.1222	$ 1.1632	$ 1.1780	$ 1.1566	$ 1.1265	$ 1.1014	$ 1.0834	$ 1.0665	$ 1.0294	$ 1.0755

Pursuant to CFTC policy, monthly performance is presented from February 1, 2005 (commencement of operations).

ML CORNERSTONE FUTURESACCESS LLC
(CLASS A UNITS) (5)
December 31, 2006

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 1, 2005

Aggregate Subscriptions:    $19,946,312

Current Capitalization:   $18,221,804

Worst Monthly Drawdown(2):  (5.70)% (March 2005)

Worst Peak-to-Valley Drawdown(3):  (12.33)%  (June-November 2006)

Net Asset Value per Unit for Class A, December 31, 2006:   $0.9823

Monthly Rates of Return—Class A
Month	2006	2005
January	0.63%	—
February	2.01	-1.53%
March	3.61	(5.70)
April	3.67	1.49
May	1.09	(1.41)
June	(1.13)	(3.32)
July	(2.62)	2.09
August	(2.21)	(1.63)
September	(1.76)	2.85
October	(1.68)	4.49
November	(3.60)	0.55
December	4.36	(1.20)
Compound Annual Rate of Return	1.98%	-3.68%

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

(5)             The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on GAAP is -1.84%.

ML CORNERSTONE FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2006

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 1, 2005

Aggregate Subscriptions:    $106,573,734

Current Capitalization:   $95,517,833

Worst Monthly Drawdown(2):  (5.78)% (March 2005)

Worst Peak-to-Valley Drawdown(3):  (12.75)%  (June-November 2006)

Net Asset Value per Unit for Class C, December 31, 2006:   $0.9620

Monthly Rates of Return—Class C
Month	2006	2005
January	0.56%	—
February	1.92	-1.61%
March	3.52	(5.78)
April	3.55	1.40
May	0.86	(1.49)
June	(1.15)	(3.40)
July	(2.72)	2.00
August	(2.29)	(1.71)
September	(1.85)	2.77
October	(1.76)	4.40
November	(3.69)	0.45
December	4.27	(1.26)
Compound Annual Rate of Return	0.79%	-4.56%

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

(5)             The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on GAAP is -3.86%.

ML CORNERSTONE FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2006

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 1, 2005

Aggregate Subscriptions:    $12,838,859

Current Capitalization:   $10,912,052

Worst Monthly Drawdown(2):  (3.48)% (November 2006)

Worst Peak-to-Valley Drawdown(3):  (12.61)%  (June-November 2006)

Net Asset Value per Unit for Class D, December 31, 2006:   $1.0755

Monthly Rates of Return—Class D
Month	2006	2005
January	0.75%	—
February	2.14	—
March	3.79	—
April	3.65	1.61%
May	1.27	(1.29)
June	(1.82)	(3.19)
July	(2.60)	2.22
August	(2.23)	(1.51)
September	(1.63)	2.98
October	(1.56)	4.62
November	(3.48)	0.74
December	4.48	(0.99)
Compound Annual Rate of Return	2.38%	5.05%

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

(5)             The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on GAAP is 7.54%.

ML CORNERSTONE FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2006

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 1, 2005

Aggregate Subscriptions:    $16,849,140

Current Capitalization:   $16,242,254

Worst Monthly Drawdown(2):  (5.67)% (March 2005)

Worst Peak-to-Valley Drawdown(3):  (12.19)%  (June-November 2006)

Net Asset Value per Unit for Class I, December 31, 2006:   $0.9897

Monthly Rates of Return—Class I
Month	2006	2005
January	0.67%	—
February	2.04	-1.50%
March	3.68	(5.67)
April	3.62	1.52
May	1.08	(1.38)
June	(1.04)	(3.28)
July	(2.69)	2.12
August	(2.17)	(1.60)
September	(1.73)	2.89
October	(1.64)	4.52
November	(3.57)	0.68
December	4.38	(1.12)
Compound Annual Rate of Return	2.25%	-3.20%

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

(5)             The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on GAAP is -1.09%.

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

December 31, 2006

Total Trading
Profit (Loss)

Energy	$4,074,779
Metals	1,394,421
Stock	861,046
Interest Rates	(1,011,299)
Agriculture	(1,855,547)
Currencies	(5,488,182)
Subtotal	$(2,024,782)
Change in Brokerage Commission Payable	(74,041)
Total	$(2,098,823)

                  The Fund posted an overall loss for the year with energy, metals and the stock indices sectors posting gains while interest rates, agriculture and currencies sectors posted losses.

                 The energy sector posted the highest profits for the Fund. Profits were posted for the Fund in short positions in natural gas which was due to a mild winter in the U.S. which contributed to lower prices. Profits were also posted mid-year for the Fund during a very volatile period on the Iran/U.S./Europe “nuclear standoff”.  Profits continued to be posted in the third quarter due to long positions in natural gas as the heat wave in the U.S drove energy demand for cooling usage. The quarter ended with near term supplies being ample for all the energies and thus putting downward pressure on the markets. In addition, the natural gas market was priced for a major weather event which was uneventful. The year ended with profits continued to be posted with long positions in natural gas over the summer and short position the fall and winter.

                 The metals sector posted the second highest profits for the Fund. Profits were generated at the beginning of the year in a volatile climate. As the metal prices increased mid-year the Fund’s strategy to cut positions to keep a constant U.S. dollar exposure worked out well due to the fact it was done when prices were near their peaks. Base metal markets contributed a great deal of volatility as long-standing in the copper market was down 15% however towards the end of the year effect on the returns was small. Zinc was added to the metal portfolio near the end of the year while the Fund held constant U.S. dollar exposure in the base metal sector with long positions in all the metals (copper, aluminum, and zinc) as profits continued through the end of the year.

                 The stock indices sector also posted profits for the Fund. Profits were posted for the Fund as trading began the end of the third quarter and continued posting profits through the end of the year despite computerized trading of Nikkei futures responsible for almost all the net losses in the financial contracts.

                The interest rate sector posted losses for the Fund.  Although the Fund was generally net short the beginning of the year the best performer in short rate asset allocation was a long position in the Canadian BA Futures. In addition, the Fund was modestly profitable in a short position in U.S. Eurodollar futures. Other major short term interest rate position, short Euribor (Euro denominated three month interest rate) futures, was modestly profitable as well as the consensus shifted to expect still stronger economic growth in Europe. Interest rates went up mid-year and the strategy was short fixed income. In particular the Fund was short and did well in German bunds, Euro denominated short term interest rates (Euribor), and U.S. Eurodollars. The bond asset allocation posted profits for the Fund due to short positions in German bunds. German bunds decreased in price as the European Central Bank continued to ruminate about the possibility of inflation rates above levels the bank is comfortable with. However, long-term bonds posted losses for the Fund which was attributed to short positions in the German bund. Interest rate related positions posted losses at the end of the year due to the Fund’s positioning for world rates to increase however, they decreased in both the U.S. and Japan, on a perceived decrease in rate hike prospects.

           The agricultural sector posted losses for the Fund. The agricultural market was soft which attributed to the difficult trading environment resulting in the Fund posting losses for this sector.

           The currency sector was the least profitable for the Fund. Currency asset allocation continued to struggle at the beginning of the year posting losses in short positions in the Australian dollar. The Fund also closed out all currency positions and did not re-enter until the U.S. dollar shifted to negative momentum. The currency asset allocation portfolio, in U.S. dollar terms, was long British pounds and Japanese yen and short Australian dollars, with a net U.S. dollar short. This position was profitable mid-year as the U.S. dollar declined against the major currencies. The strategy with long position in the British pound produced most of the gains offsetting losses in the Australian dollar. International value had difficulty in the currency markets in the long Japanese yen/short U.S. dollar position that reversed May’s gains. The two strategies with the biggest allocation did poorly in 2006. The short rate asset allocation strategy spent most of the year net short, primarily in the Eurodollar futures, but also in the Euribor. These positions were quite profitable in the first half of the year, but more than gave up the early gains as the U.S. Federal Reserve ended its tightening and the market quickly discounted easing in the futures.

December 31, 2005

Total Trading
Profit (Loss)

Interest Rates	$3,674,725
Energy	123,319
Metals	14,251
Agriculture	(131,026)
Currencies	(1,254,723)
Subtotal	$2,426,546
Brokage Commission Payable	(30,999)
Total	$2,395,547

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

The energy sector posted a modest profit for the Fund.  Cornerstone added additional fundamental information to the crude oil trading program that it had long included in the trend analysis component of international value. The Fund continued to trade this market with a systematic or model based, approach but the importance of the technical component decreased. Cornerstone then focused its research on real commodities. It continued to move the non-financials it traded over to fundamental models, most recently natural gas. The research continued with the goal of moving more energy contracts to this mixed fundamental and technical framework. Third quarter was volatile as concerns about growth in Europe caused the market to rally prior to Hurricane Katrina causing oil prices to increase and cutting expectations for U.S. growth. The beginning of the fourth quarter was profitable for the Fund as the short positions in the energy market due to the initial pessimism about the market’s ability to meet this winter’s heating requirements abated.  The fundamental short positions in the energy markets continued to post profits for the Fund. However, the year ended with volatility due to the fact the Fund had to increase its long positions in natural gas causing the Fund to fall back 35% from its intra month peak.

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

Variables Affecting Performance

The principal variables that determine the net performance of the Fund are gross profitability from the Fund’s trading activities and interest income.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. During the year ended December 31, 2006 and the period from February 1, 2005 (Commencement of operation) to December 31, 2005, the Fund’s average month-end Net Asset Value for all other purposes was approximately $99,705,497 and 30,633,140 respectively.

December 31, 2006

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$84,537	0.08%	$253,719	$3,379
Currencies	405,597	0.41%	2,721,567	6,046
Energy	103,378	0.10%	538,409	111
Interest Rates	7,674,952	7.70%	12,397,177	2,268,318
Metals	101,493	0.10%	503,307	—
Stock Indices	65,993	0.07%	512,468	78

TOTAL	$8,435,951	8.46%	$16,926,647	$2,277,932

December 31, 2005

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$256	0.00%	$2,238	$—
Currencies	22,589	0.07%	78,991	1,669
Energy	4,972	0.02%	14,280	427
Interest Rates	1,652,855	5.40%	4,053,834	246,147
Metals	686	0.00%	6,505	—

TOTAL	$1,681,358	5.49%	$4,155,848	$248,243

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

The following were the primary trading risk exposures of the Fund as of December 31, 2006, by market sector.

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

Currencies.

The Fund trades in a number of currencies. However, the Fund’s major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/Swiss franc positions. The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Metals.

The Fund’s metals market exposure is to fluctuations in the price of  non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2006. However, it is anticipated that Cornerstone will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2006.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Cornerstone to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual except in cases in which it appears that Cornerstone has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring Cornerstone with the market risk controls being applied by Cornerstone itself.

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

Item 8: Financial Statements and Supplementary Data

Net Income by Quarter (Unaudited)
Eight Quarters through December 31, 2006

								For the period
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	February 1, 2005 to
	2006	2006	2006	2006	2005	2005	2005	March 31, 2005
Total Income (Loss)	$496,683	$(8,528,847)	$4,685,588	$6,259,104	$2,960,980	$1,730,393	$(708,699)	$(602,453)
Total Expenses	1,630,885	(474,313)	2,026,958	1,943,811	1,123,286	441,620	273,413	73,940
Net Income (Loss)	$(1,134,202)	$(8,054,534)	$2,658,630	$4,315,293	$1,837,694	$1,288,773	$(982,112)	$(676,393)

Net Income (Loss) per Unit	$(0.0081)	$(0.0692)	$0.0294	$0.0613	$0.0317	$0.0311	$(0.0414)	$(0.0863)

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

Item 9A: Controls and Procedures

MLAI, the manager of Fund, with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10:                  Directors, Executive officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a limited liability company, the Fund itself has no officers or directors and is managed by MLAI. Trading decisions are made by Cornerstone on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Benjamin C. Weston	Chief Executive Officer, President and Manager
Robert D. Ollwerther	Chief Operating Officer and Manager
Barbra E. Kocsis	Chief Financial Officer
Robert M. Alderman	Vice President and Manager
Andrew B. Weisman	Manager

Benjamin C. Weston was born in 1954. Mr. Weston is the Chief Executive Officer, President and a Manager of MLAI and Head of MLAI’s Hedge Fund Development and Management Group at Merrill Lynch where he is responsible for all hedge fund investment activities for Merrill Lynch worldwide. Mr. Weston joined Merrill Lynch from Indeman Capital Management (IDM), a hedge fund incubation business formed in 2003 with the backing of Ritchie Capital Management and Azimuth Trust. Before founding IDM, Mr. Weston worked as a consultant for Ritchie Capital which he joined in September 2002 from Credit Suisse First Boston where he was a Managing Director and Head of the Funds Development Group. The Funds Development Group developed and launched a series of market-leading hedge funds, including three that today rank in the world’s 50 largest funds. Until 2000, Mr. Weston served on the Management Committee of CSFB’s Fixed Income Division and was Head of the Leveraged Capital Services Group, which advised a select group of hedge funds on global market strategy, optimal investment expression and risk management. Prior to transferring to CSFB in 1996, Mr. Weston was Co-Head of Credit Suisse Financial Products in the Americas (CSFP) and a Member of the Executive Board from 1990 to 1995. Before founding CSFP in New York in 1990, Mr. Weston held various senior management positions from 1983 to 1990 at Bankers Trust including Head of the Capital Markets Group in London, Head of the Equity Derivatives business in Europe and Head of the bank’s equity businesses in Asia from Hong Kong. Mr. Weston started his career at JP Morgan in 1978 where he worked in the Funding Services Group in New York and London. Mr. Weston received a Bachelor of Arts in International Studiem Miami University in 1976 and a Master of Arts in International Affairs with Honors in Economics from The Johns Hopkins School of Advanced International Studies.

    Robert D. Ollwerther was born in 1956. He is Chief Operating Officer for and a Manager of MLAI. He is responsible for Finance, Operations, Technology and Administration for the Fund and other MLAI products which invest in hedge funds. He has over 20 years of experience in the securities industry. He began his career with Coopers & Lybrand, CPAs. Since joining Merrill Lynch in 1981, he has primarily served in finance positions in the U.S. and abroad, including Chief Financial Officer for Europe, the Middle East and Africa, Chief Financial Officer for Latin America and a, Chief Financial Officer of Global Equity Markets, Director of Institutional and International Audit and Manager of Merrill Lynch Financial Reporting.  He holds a Bachelor of Science in accounting from Fairfield University and a Master of Business Administration from New York University, and is a Certified Public Accountant.

Barbra E. Kocsis was born in 1966. She is Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration — Accounting and is a Certified Public Accountant.

Robert M. Alderman was born in 1960. He is Managing Director of Merrill Lynch Global Private Client, and a Vice President and a Manager of MLAI.  He is responsible for coordinating a global sales effort and managing the retail product line, which includes hedge funds, private equity opportunities, managed futures funds and exchange funds.  Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee-based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments.  Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997.  During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services.  He received his Master of Business Administration from the Carroll School of Management, Boston College and a Bachelor of Arts from Clark University.

Andrew B. Weisman was born in 1959. He is Manager of MLAI and is head of HFDMG’s Consolidated Investment Analytics group.  Mr. Weisman joined Merrill Lynch in August 2005.  From April 2002 to July 2005, Mr. Weisman was a partner and director of research for Stradivarius Capital Management, and from January 1998 until April 2002, he served as Chief Investment Officer of Nikko Securities International.  Mr. Weisman holds a Master of International Affairs and a Bachelor of Arts from Columbia University.

                   As of December 31, 2006, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $20,656.

                     MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: John W. Henry & Co./Millburn L.P., ML JWH Strategic Allocation  L.P., ML Select Futures I L.P., ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Winton FuturesAccess LLC, ML APM Global Future Access LLC and the Fund. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)           Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

                            Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics, as of the end of the period covered by this report, which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-877-465-8435.

Nominating Committee:

Not Applicable. ( neither the fund nor MLAI has a nominating committee)

Audit Committee:  Audit Committee Financial Expert:

Not applicable. (Neither the fund nor MLAI has an audit committee. There are no listed shares of                                the Fund or MLAI.)

Item 11:                  Executive Compensation

The managers and officers of MLAI are remunerated by Merrill Lynch in their respective positions. The Fund does not itself have any officers, managers or employees.  The Fund pays Brokerage Commissions to an affiliate of MLAI and Sponsor Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12:                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units are non-voting securities limited liability company interests. The Fund is managed by MLAI, its manager.)

(b)           Security Ownership of Management:

As of December 31, 2006, MLAI owned 21,248 Unit-equivalent Member interests, which constituted 0.015% of the total Units outstanding, the principals of MLAI did not own any Units, and Cornerstone did not own any Units.

(c)           Changes in Control:

None.

Item 13: Certain Relationships and Related Transactions

(a)           Transactions between Merrill Lynch and the Fund

All of the service providers to the Fund, other than Cornerstone, are affiliates of Merrill Lynch or have been approved by Merrill Lynch.  Merrill Lynch negotiated with Cornerstone over the level of its management fees and performance fees.  However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they could be higher than would have been obtained in arms-length bargaining.

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

In 2006, the Fund expensed:  (i) Brokerage Commissions of $530,144 to MLPF&S and $2,087,660 in management fees earned by Cornerstone; and (ii) Sponsor Fees of $2,190,611.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)           Indebtedness of Management:

None.

(d)           Transactions with Promoters:

Not applicable.

Item 14:                  Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the year ended December 31, 2006 were $48,779.

Aggregate fees billed for these services for the period ended December 31, 2005 were $38,500.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the year ended December 31, 2006, related to the Fund.

(c)                                  Tax Fees

                             Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the year ended December 31, 2006 were $55,000.

Aggregate fees billed for these services for the period ended December 31, 2005 were $55,000.

(d)                                 All Other Fees

No fees were paid to Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the year ended December 31, 2006 and December 31, 2005 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15:                  Exhibits and Financial Statement Schedules

1.	Financial Statements (found in Exhibit 13.01):	Page:
	Report of Independent Registered Public Accounting Firm	1
	Statements of Financial Condition as of December 31, 2006 and 2005	2
	Statements of Operations for the year ended December 31, 2006 and for the period February 1, 2005 (commencement of operation) to December 31, 2005	3
	Statements of Changes in Members’ Capital for the year ended December 31, 2006 and for the period February 1, 2005 (commencement of operation) to December 31, 2005	4- 5
	Financial Data Highlights for the year ended December 31, 2006	6
	Notes to Financial Statements	7-14

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

3.02	Limited Liability Company Operating Agreement of ML Cornerstone FuturesAccess LLC.
Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Registration Statement
10.01	Customer Agreement between ML Cornerstone Futures Access LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
Exhibit 10.01:	Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant’s Registration Statement.
10.02	Advisory Agreement by and among ML Cornerstone Futures Access LLC, ML Cornerstone Futures Access Ltd., Cornerstone Capital management, Inc. and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated hereby by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.
13.01	2006 Annual Report and Report of Independent Registered Public Accounting Firm.
Exhibit 13.01:	Is filed herewith.
31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 31.01 and 31.02:	Are filed herewith.
32.01 and 32.02	Section 1350 Certifications
Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML CORNERSTONE FUTURESACCESS LLC
By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
Manager
By:	/s/Benjamin C. Weston
Benjamin C. Weston
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date
/s/Benjamin C. Weston	Chief Executive Officer, President and Manager	March 30, 2007
Benjamin C. Weston	(Principal Executive Officer)
/s/Robert D. Ollwerther	Chief Operating Officer and Manager	March 30, 2007
Robert D. Ollwerther
/s/Barbra E. Kocsis	Chief Financial Officer	March 30, 2007
Barbra E. Kocsis	(Principal Financial and Accounting Officer)
/s/Robert M. Alderman	Vice President and Manager	March 30, 2007
Robert M. Alderman
/s/Andrew B. Weisman	Manager	March 30, 2007
Andrew B. Weisman

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML CORNERSTONE FUTURESACCESS LLC

2006 FORM 10-K

INDEX TO EXHIBITS

Exhibit
Exhibit 13.01	2006 Annual Report and Report of Independent Registered Public Accounting Firm