Form 10-Q
period 2007-03-31
ML Cornerstone FuturesAccess LLC
filed 2007-05-15
CIK 1309133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(Zip Code)

609-282-6091

(Registrant’s telephone number, including area code

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

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐    No ☐

ML CORNERSTONE FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ML Cornerstone Future Access LLC

(a Delaware Limited Liability Company)

STATEMENT OF FINANCIAL CONDITION

	March 31,	December 31,
	2007	2006
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $37,485,109 for 2007 and $28,072,260 for 2006)	$147,845,843	$143,557,926
Net unrealized profit (loss) on open contracts	(2,253,912)	2,046,680
Cash	95,478	78,401
Accrued interest	644,066	595,529

TOTAL	$146,331,475	$146,278,536

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$121,527	$105,040
Management fee payable	243,164	243,160
Sponsor fee payable	239,949	242,011
Redemptions payable	3,018,455	4,516,504
Initial offering costs payable	77,373	80,425
Other	311,543	277,879

Total liabilities	4,012,011	5,465,019

MEMBERS’ CAPITAL:
Sponsor’s Interest (21,248 and 21,248 Units)	19,283	20,656
Members’ Interest (156,024,249 and 144,378,189 Units)	142,300,181	140,792,861

Total members’ capital	142,319,464	140,813,517

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$146,331,475	$146,278,536

NET ASSET VALUE PER UNIT (Note 2)
(Based on 156,045,497 and 144,399,437 units outstanding, unlimited units authorized)

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2007	2006
TRADING PROFIT (LOSS)

Realized	$(5,984,555)	$5,148,728
Change in unrealized	(4,300,592)	475,929
Brokerage commissions	(220,008)	(85,753)

Total trading profit (loss)	(10,505,155)	5,538,904

INVESTMENT INCOME:
Interest	1,872,014	720,200

EXPENSES:
Management fee	734,275	351,571
Sponsor fee	727,116	372,318
Performance fee	—	1,170,176
Other	144,233	49,746
Total expenses	1,605,624	1,943,811

NET INVESTMENT INCOME (LOSS)	266,390	(1,223,611)

NET INCOME (LOSS)	$(10,238,765)	$4,315,293

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	19,928,555	11,024,508
Class C	105,343,773	49,750,399
Class D	12,648,044	1,398,885
Class I	18,070,126	7,591,037

Net income (loss) per weighted average Units
Class A	$(0.0644)	$0.0637
Class C	$(0.0656)	$0.0608
Class D	$(0.0697)	$0.0718
Class I	$(0.0641)	$0.0641

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2007 and 2006

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Members’ Capital March 31, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Members’ Capital March 31, 2007

Class A	10,021,657	2,048,606	(375,679)	11,694,584	18,539,535	1,994,546	(751,699)	19,782,382
Class C	43,063,748	12,076,880	(1,388,219)	53,752,409	99,282,281	11,499,389	(6,302,949)	104,478,721
Class D	1,398,885	—	—	1,398,885	10,145,705	3,056,607	—	13,202,312
Class I	7,295,006	506,391	(76,142)	7,725,255	16,410,668	2,512,421	(362,255)	18,560,834

Total Members’ Units	61,779,296	14,631,877	(1,840,040)	74,571,133	144,378,189	19,062,963	(7,416,903)	156,024,249

Class A	10,611	—	—	10,611	10,611	—	—	10,611
Class C	10,637	—	—	10,637	10,637	—	—	10,637
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—

Total Sponsor’s Units	21,248	—	—	21,248	21,248	—	—	21,248

See notes to financial statments.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2007 and 2006

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income	Members’ Capital March 31, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Net Loss	Members’ Capital March 31, 2007

Class A	$9,635,030	$2,002,452	$(374,091)	$701,126	$11,964,517	$18,197,781	$1,934,350	$(699,131)	$(1,283,448)	$18,149,552
Class C	41,024,353	11,664,740	(1,361,133)	3,025,634	54,353,594	95,452,360	10,868,743	(5,753,952)	(6,914,808)	93,652,343
Class D	1,466,886	—	—	100,433	1,567,319	10,910,363	3,290,996	—	(880,956)	13,320,403
Class I	7,048,458	495,800	(78,503)	486,831	7,952,586	16,232,357	2,445,755	(342,049)	(1,158,180)	17,177,883

Total Members’ Interests	$59,174,727	$14,162,992	$(1,813,727)	$4,314,024	$75,838,016	$140,792,861	$18,539,844	$(6,795,132)	$(10,237,392)	$142,300,181

Class A	$10,221	$—	$—	$651	$10,872	$10,424	$—	$—	$(681)	$9,743
Class C	10,152	—	—	618	10,770	10,232	—	—	(692)	9,540
Class D	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$20,373	$—	$—	$1,269	$21,642	$20,656	$—	$—	$(1,373)	$19,283

Total Members’ Capital	$59,195,100	$14,162,992	$(1,813,727)	$4,315,293	$75,859,658	$140,813,517	$18,539,844	$(6,795,132)	$(10,238,765)	$142,319,464

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Cornerstone FuturesAccess LLC (the “Fund”) as of March 31, 2007, and the results of its operations for the three months ended March 31, 2007 and 2006.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

At March 31, 2007 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$18,172,509	$18,159,295	19,792,993	$0.9181	$0.9175
Class C	93,715,128	93,661,883	104,489,358	$0.8969	$0.8964
Class D	13,321,772	13,320,403	13,202,312	$1.0090	$1.0089
Class I	17,187,428	17,177,883	18,560,834	$0.9260	$0.9255
	$142,396,837	$142,319,464	156,045,497

At December 31, 2006 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$18,221,804	$18,208,205	18,550,146	$0.9823	$0.9816
Class C	95,517,833	95,462,592	99,292,918	$0.9620	$0.9614
Class D	10,912,052	10,910,363	10,145,705	$1.0755	$1.0754
Class I	16,242,254	16,232,357	16,410,668	$0.9897	$0.9891
	$140,893,943	$140,813,517	144,399,437

3.               MARKET AND CREDIT RISKS

The nature of this Partnership has certain risks, which cannot be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of   interest rates, foreign currency exchange rates or the market values of the financial instruments or  commodities underlying such derivative instruments frequently result in changes in the Partnership’s net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

The Sponsor of the Fund, Merrill Lynch Alternative Investments LLC (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Cornerstone Trading Company, Inc. (“Cornerstone”), calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Cornerstone to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Cornerstone.

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

The Fund, in its normal course of business, enters into various contracts, with Merrill Lynch, Pierce, Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition.

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The Fund has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact on the Fund’s financial statements.

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

Class A

	Jan	Feb	Mar
2006	$0.9693	$0.9888	$1.0245
2007	$0.9856	$0.9306	$0.9181

Class C

	Jan	Feb	Mar
2006	$0.9597	$0.9781	$1.0125
2007	$0.9644	$0.9098	$0.8969

Class D

	Jan	Feb	Mar
2006	$ 1.0585	$ 1.0812	$ 1.1222
2007	$ 1.0805	$ 1.0215	$ 1.0090

Class I

	Jan	Feb	Mar
2006	$ 0.9745	$ 0.9944	$ 1.0310
2007	$ 0.9934	$ 0.9383	$ 0.9260

Performance Summary

January 1, 2007 to March 31, 2007

The Fund posted an overall loss for the quarter with agriculture and stock indices posting gains while metals, energy, currencies and interest rates posted losses.

The agricultural sector was the most profitable for the Fund. The agricultural market was soft which attributed to the difficult trading environment. Gains were posted at the beginning of the quarter only to reverse with losses mid-quarter due to the warm winter the U.S. had been experiencing ended abruptly with longer term forecasts indicating temperatures well below normal which caused the Fund to reverse its position and went from short to long. However, as the quarter ended the Fund reversed its positions in grains as the United States Department of Agriculture released its prospective plantings report for the 2007 planting season. Farmers intend to plant 90.5 million acres of corn compared to an expectation of about 88 million acres. The market reaction was to send corn limit down with rest of the grains.

The stock indices sector posted the second highest profits for the Fund. The markets were choppy and exposures changed continuously. Losses were posted mid-quarter but they were offset by gains at the beginning and the end of the quarter.

The metals sector posted losses for the Fund. Profits were generated from mid-quarter through the end of the quarter only, as long positions were held in all the metals.

The energy sector posted losses for the Fund. Losses were posted for the Fund throughout the quarter due to the fact the energy sector had mixed positions.

The currency sector posted losses for the Fund. The quarter began with losses being posted to the Fund continuing through mid-quarter as short positions held in the U.S. dollar, Eurodollar and German bund. The quarter ended with a short position being added in the U.S. dollar (vs. the Norwegian krone and the Japanese yen) however, could not offset losses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Fund, under the direction of Cornerstone, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2007 and March 31, 2006, the Fund’s average month-end Net Asset Value for all other purposes was $143,300,584 and $66,635,051 respectively.

March 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$124,768	0.09%	$139,895	$103,364
Currencies	298,454	0.21%	815,817	28,854
Energy	12,431	0.01%	17,798	2,566
Interest Rates	13,843,364	9.66%	15,887,910	12,178,261
Metals	91,965	0.06%	117,942	61,269
Stock Indices	239,626	0.17%	300,253	152,473

TOTAL	$14,610,608	10.20%	$17,279,615	$12,526,787

March 31, 2006

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$5,859	0.01%	$13,813	$385
Currencies	158,670	0.24%	238,520	6,078
Energy	8,909	0.01%	13,630	3,915
Interest Rates	5,417,008	8.13%	6,485,368	4,243,191
Metals	6,901	0.01%	16,726	78
Stock Indices	—	0.00%	—	—

TOTAL	$5,597,347	8.40%	$6,768,057	$4,253,647

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership.  The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time.   The foregoing Value at Risk table — as well as the past performance of the Partnership — gives no indication of this “risk of ruin.”

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

On May 21, 2002, MLPF&S, with no admission of wrongdoing or liability, agreed to pay $48 million to the State of New York, $50 million to the remaining states, Washington, D.C. & Puerto Rico and $2 million to NASAA relating to an investigation conducted by the New York Attorney General concerning research practices.

On March 19, 2003, Merrill Lynch & Co., Inc., the parent company and an approved person of MLPF&S, consented to an injunctive action instituted by the Securities and Exchange Commission (the “SEC”).  In its complaint, the SEC alleged that three years ago, in 1999, Merrill Lynch aided and abetted Enron Corp.’s (“Enron”) violations of Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-3 and 13b2-1 there under, as a result of Merrill Lynch engaging in certain year-end transactions designed and proposed by Enron.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, and agreed to pay disgorgement, penalties and interest in the amount of $80 million.  In its release announcing the settlement, the Commission acknowledged that in agreeing to resolve this matter on the terms described above, the Commission took into account certain affirmative conduct by Merrill Lynch.

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

Item 2.           Unregistered sales of Equity Securities and Use of Proceeds

(a)	Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the securities Act. The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-07	$998,367	1,016,357	$0.9823
Feb-07	460,191	466,915	0.9856
Mar-07	475,792	511,274	0.9306
Apr-07	210,832	229,639	0.9181

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-07	$3,484,982	3,622,642	$0.9620
Feb-07	3,841,647	3,983,458	0.9644
Mar-07	3,542,114	3,893,289	0.9098
Apr-07	4,277,951	4,769,708	0.8969

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-07	$1,577,999	1,467,224	$1.0755
Feb-07	1,637,997	1,515,962	1.0805
Mar-07	75,000	73,421	1.0215
Apr-07	1,360,000	1,347,869	1.0090

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-07	$1,084,949	1,096,240	$0.9897
Feb-07	576,998	580,832	0.9934
Mar-07	783,808	835,349	0.9383
Apr-07	186,748	201,672	0.9260

(1) Net Asset Value for all other purposes

(b)  None.

(c)  None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and
32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02	Are filed herewith.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months of fiscal 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML CORNERSTONE FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2007	By	/s/ BENJAMIN C. WESTON
Benjamin C. Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer

(Principal Financial and Accounting Officer)