Form 10-Q
period 2007-06-30
ML Cornerstone FuturesAccess LLC
filed 2007-08-14
CIK 1309133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR

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

Large accelerated filer ☐         Accelerated filer☐         Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   ☐    No   ☐

ML CORNERSTONE FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2007	2006
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $18,618,022 for 2007 and $28,072,260 for 2006)	$158,184,800	$143,557,926
Net unrealized profit (loss) on open contracts	(3,265,074)	2,046,680
Cash	89,042	78,401
Accrued interest	671,464	595,529

TOTAL	$155,680,232	$146,278,536

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$128,014	$105,040
Management fee payable	258,937	243,160
Sponsor’s fee payable	254,182	242,011
Redemptions payable	2,727,447	4,516,504
Initial offering costs payable	74,377	80,425
Other	189,953	277,879

Total liabilities	3,632,910	5,465,019

MEMBERS’ CAPITAL:
Sponsor’s Capital (21,248 and 21,248 Units issued and outstanding)	20,084	20,656
Members’ Capital (159,939,258 and 144,378,189 Units issued and outstanding)	152,027,238	140,792,861

Total members’ capital	152,047,322	140,813,517

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$155,680,232	$146,278,536

NET ASSET VALUE PER UNIT (Note 2)

(based on 159,960,506 and 144,399,437 Units outstanding, unlimited Units authorized)

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
TRADING PROFIT (LOSS):

Realized	$7,139,957	$3,817,829	$1,155,402	$8,966,557
Change in unrealized	(1,011,162)	(100,257)	(5,311,754)	375,672
Brokerage commissions	(166,777)	(118,261)	(386,785)	(204,014)
Total trading profit (loss)
	5,962,018	3,599,311	(4,543,137)	9,138,215
INVESTMENT INCOME:
Interest
	1,978,113	1,086,277	3,850,127	1,806,477
EXPENSES:
Management fee	783,563	481,532	1,517,838	833,103
Sponsor’s fee	768,253	512,621	1,495,369	884,939
Performance fee	—	790,866	—	1,961,042
Other	145,100	241,939	289,333	291,685

Total expenses	1,696,916	2,026,958	3,302,540	3,970,769

NET INVESTMENT INCOME (LOSS)	281,197	(940,681)	547,587	(2,164,292)

NET INCOME (LOSS)	$6,243,215	$2,658,630	$(3,995,550)	$6,973,923

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	19,628,392	13,252,787	19,778,474	12,138,648
Class C	109,587,453	65,272,042	107,465,613	57,511,221
Class D	14,441,738	2,133,110	13,544,891	1,765,998
Class I	19,475,051	9,429,816	18,772,588	8,510,427

Net income (loss) per weighted average Units
Class A	$0.0422	$0.0339	$(0.0230)	$0.0948
Class C	$0.0360	$0.0285	$(0.0276)	$0.0849
Class D	$0.0475	$0.0128	$(0.0144)	$0.0724
Class I	$0.0402	$0.0344	$(0.0200)	$0.0954

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2006 and 2007

(unaudited)

	Members’ Capital December 31,2005	Subscriptions	Redemptions	Members’ Capital June30,2006	Members’ Capital December 31,2006	Subscriptions	Redemptions	Members’ Capital June30, 2007

Class A	10,021,657	5,171,712	(704,991)	14,488,378	18,539,535	2,798,787	(2,918,993)	18,419,329
Class C	43,063,748	30,460,936	(2,275,380)	71,249,304	99,282,281	22,955,420	(14,160,087)	108,077,614
Class D	1,398,885	1,668,011	—	3,066,896	10,145,705	5,036,338	(787,623)	14,394,420
Class I	7,295,006	2,946,036	(126,903)	10,114,139	16,410,668	4,025,546	(1,388,319)	19,047,895

Total Members’ Units	61,779,296	40,246,695	(3,107,274)	98,918,717	144,378,189	34,816,091	(19,255,022)	159,939,258

Class A	10,611	—	—	10,611	10,611	—	—	10,611
Class C	10,637	—	—	10,637	10,637	—	—	10,637
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—

Total Sponsors’ Units	21,248	—	—	21,248	21,248	—	—	21,248

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2006 and 2007

(unaudited)

	Members’ Capital December 31,2005	Subscriptions	Redemptions	Net Income	Members’ Capital June 30,2006	Members’ Capital December 31,2006	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30,2007

Class A	$9,635,030	$5,303,826	$(723,952)	$1,149,716	$15,364,620	$18,197,781	$2,695,100	$(2,812,962)	$(455,067)	$17,624,852
Class C	41,024,353	30,787,003	(2,290,913)	4,882,757	74,403,200	95,452,360	21,435,407	(13,125,983)	(2,969,094)	100,792,690
Class D	1,466,886	1,949,999	—	127,824	3,544,709	10,910,363	5,310,380	(821,176)	(195,234)	15,204,333
Class I	7,048,458	3,068,933	(132,745)	811,617	10,796,263	16,232,357	3,886,252	(1,337,663)	(375,583)	18,405,363

Total Members’ Interests	$59,174,727	$41,109,761	$(3,147,610)	$6,971,914	$104,108,792	$140,792,861	$33,327,139	$(18,097,784)	$(3,994,978)	$152,027,238

Class A	$10,221	$—	$—	$1,044	$11,265	$10,424	$—	$—	$(265)	$10,159
Class C	10,152	—	—	965	11,117	10,232	—	—	(307)	9,925
Class D	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$20,373	$—	$—	$2,009	$22,382	$20,656	$—	$—	$(572)	$20,084

Total Members’ Capital	$59,195,100	$41,109,761	$(3,147,610)	$6,973,923	$104,131,174	$140,813,517	$33,327,139	$(18,097,784)	$(3,995,550)	$152,047,322

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Cornerstone FuturesAccess LLC (the “Fund”) as of June 30, 2007, and the results of its operations for the three and six months ended June 30, 2007 and 2006, respectively.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

At June 30, 2007 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$17,647,863	$17,635,011	18,429,940	$0.9576	$0.9569
Class C	100,853,882	100,802,615	108,088,251	0.9331	0.9326
Class D	15,205,409	15,204,333	14,394,420	1.0563	1.0563
Class I	18,414,545	18,405,363	19,047,895	0.9667	0.9663
	$152,121,699	$152,047,322	159,960,506

At December 31, 2006 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$18,221,804	$18,208,205	18,550,146	$0.9823	$0.9816
Class C	95,517,833	95,462,592	99,292,918	0.9620	0.9614
Class D	10,912,052	10,910,363	10,145,705	1.0755	1.0754
Class I	16,242,254	16,232,357	16,410,668	0.9897	0.9891
	$140,893,943	$140,813,517	144,399,437

3.     MARKET AND CREDIT RISK

The nature of this Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investment in foreign market may also entail legal and political risks.

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

The Fund, in its normal course of business, enters into various contracts with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in equity from commodity futures trading accounts in the Statement of Financial Condition.

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109. In May 2007, FASB amended this guidance by issuing FASB Staff Position No. FIN 48-1, Definition of settlement in FASB Interpretation No. 48.  FIN 48, as amended, prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48, as amended, is required for fiscal years beginning after December 15, 2006. The Fund has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact to the financial statements.

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

Class A

	Jan.	Feb.	Mar.	Apr	May	Jun
2006	$0.9693	$0.9888	$1.0245	$1.0621	$1.0737	$1.0616
2007	$0.9856	$0.9306	$0.9181	$0.9475	$0.9860	$0.9576

Class C

	Jan.	Feb.	Mar.	Apr	May	Jun
2006	$0.9597	$0.9781	$1.0125	$1.0484	$1.0574	$1.0452
2007	$0.9644	$0.9098	$0.8969	$0.9248	$0.9616	$0.9331

Class D

	Jan.	Feb.	Mar.	Apr	May	Jun
2006	$1.0585	$1.0812	$1.1222	$1.1632	$1.1780	$1.1566
2007	$1.0805	$1.0215	$1.0090	$1.0426	$1.0864	$1.0563

Class I

	Jan.	Feb.	Mar.	Apr	May	Jun
2006	$0.9745	$0.9944	$1.0310	$1.0683	$1.0798	$1.0686
2007	$0.9934	$0.9383	$0.9260	0.9560	$0.9952	$0.9667

Performance Summary

January 1, 2007 to June 30, 2007

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

April 1, 2007 to June 30, 2007

The Fund posted profits for the quarter with interest rates, stock indices, and the metal sectors posting gains while energy, agriculture and currency sector posting losses.

The interest rate sector posted the highest profits for the Fund.  The beginning of the quarter profits were posted to the Fund as the portfolio did not adjust their trading strategy and continued to be market neutral only to unwind their short positions in the German bunds and Japanese Government Bonds. In the mid quarter the Fund posted profits due to the international market and the fixed income markets. In particular, the short positions in the U.S. dollar and Eurodollar did very well, as did the short positions in German bunds.   Government bond trading did well at quarter’s end relative to its modest risk allocation.

The stock indices sector posted the second highest profits for the Fund. Profits were posted to the Fund throughout the quarter.  Long positions in the United States, Canadian and United Kingdom stock markets were profitable as those markets all posted gains mid-quarter. The quarter ended with small profits being posted to the Fund.

The metals sector also posted profits for the Fund. Profits were posted to the Fund at the beginning of the quarter due to long positions in base metals, all of which appreciated sharply. A number of factors including supply disruptions and robust Chinese growth drove metal prices higher with copper approaching its May 2006 peak. However, losses were posted to the Fund mid-quarter through quarter’s end as the Fund traded long in metals.

The energy sector posted losses for the Fund. Profits were posted to the Fund at the beginning of the quarter due to long positions in natural gas and unleaded gasoline. Crude oil was the worst performer mid-quarter due to its recent range bound nature and switching of trend signals resulting in a series of poorly timed trades posting losses for the Fund.  Losses were posted to the Fund at quarter’s end due to long positions in natural gas and the natural gas prices dropped 15% despite unchanged or stronger prices in the petroleum complex.

The agricultural sector posted losses for the Fund. The agricultural market was soft which attributed to the difficult trading environment. Gains were posted to the Fund at the beginning of the quarter only to be offset with losses in commodities mid-quarter. Losses were small but widespread with thirteen of the sixteen positions losing money. The best performing contract at quarter’s end was corn, but it could not pull the agricultural sector into positive territory.

The currency sector posted losses for the Fund. The quarter began with profits being posted to the Fund due to the strength in both the Euro and the British sterling currencies. Offsetting these gains mid-quarter were losses in long positions in the Norwegian krone and the Japanese yen. International value had a difficult quarters end with the short rate asset allocation model, the model with the biggest weight, posting the worst performance This model has been hurt over the last several months by unexpected Bank of England rate hikes in response to persistently high core inflation in the United Kingdom.

January 1, 2006 to June 30, 2006

January 1, 2006 to March 30, 2006

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2007 and June 30, 2006, the Fund’s average month-end Net Asset Value for all other purposes was $147,212,268 and $66,635,051, respectively.

June 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$348,018	0.24%	$1,378,409	$103,364
Currencies	487,391	0.33%	1,302,255	28,853
Energy	131,277	0.09%	509,756	2,566
Interest Rates	12,820,489	8.71%	15,887,910	6,811,618
Metals	339,986	0.23%	1,463,107	61,269
Stock Indices	862,028	0.59%	3,658,220	152,473

TOTAL	$14,989,189	10.19%	$24,199,657	$7,160,143

June 30, 2006

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$11,614	0.02%	$23,960	$385
Currencies	253,578	0.38%	393,441	6,069
Energy	7,922	0.01%	13,630	111
Interest Rates	6,172,501	9.26%	7,506,383	4,243,191
Metals	12,200	0.02%	21,782	78
Stock Indices	—	0.00%	—	—

TOTAL	$6,457,815	9.69%	$7,959,196	$4,249,834

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

On July 31, 2007, the CFTC issued an order against MLAI and an advisory affiliate, to which MLAI and the affiliate consented, containing findings, which MLAI and the affiliate neither admitted nor denied, that MLAI and the affiliate filed with the NFA a number of annual reports for commodity pools for which they acted as commodity pool operators after the deadline established by the CFTC’s regulations, in violation of CFTC Regulation 4.22(c). MLAI and the affiliate were ordered to cease and desist from violating Regulation 4.22(c) and to pay a civil penalty in the amount of $500,000

Item 2.  Unregistered sales of Equity Securities and use of Proceeds

(a)  Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the securities Act.    The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-07	$998,367	1,016,357	$0.9823
Feb-07	460,191	466,915	0.9856
Mar-07	475,792	511,274	0.9306
Apr-07	210,832	229,639	0.9181
May-07	409,520	432,211	0.9475
Jun-07	140,398	142,391	0.9860
Jul-07	326,666	341,130	0.9576

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-07	$3,484,982	3,622,642	$0.9620
Feb-07	3,841,647	3,983,458	0.9644
Mar-07	3,542,114	3,893,289	0.9098
Apr-07	4,277,951	4,769,708	0.8969
May-07	3,539,740	3,827,574	0.9248
Jun-07	2,748,973	2,858,749	0.9616
Jul-07	2,035,964	2,181,936	0.9331

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-07	$1,577,999	1,467,224	$1.0755
Feb-07	1,637,997	1,515,962	1.0805
Mar-07	75,000	73,421	1.0215
Apr-07	1,360,000	1,347,869	1.0090
May-07	644,384	618,055	1.0426
Jun-07	15,000	13,807	1.0864
Jul-07	—	—	NAV

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-07	$1,084,949	1,096,240	$0.9897
Feb-07	576,998	580,832	0.9934
Mar-07	783,808	835,349	0.9383
Apr-07	186,748	201,672	0.9260
May-07	1,253,749	1,311,453	0.9560
Jun-07	—	—	NAV
Jul-07	509,999	527,567	0.9667

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

ML CORNERSTONE FUTURESACCESS LLC
.

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)