Form 10-Q
period 2007-09-30
ML Cornerstone FuturesAccess LLC
filed 2007-11-14
CIK 1309133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Hopewell Building No. 2

1200 Merrill Lynch Drive - First Floor

Pennington, New Jersey 08534

 (Address of principal executive offices)

(Zip Code)

609-274-5838

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

Yes ☐ No ☐

ML CORNERSTONE FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $7,329,639 for 2007 and $28,072,260 for 2006)	$134,399,858	$143,557,926
Net unrealized profit (loss) on open contracts	(747,076)	2,046,680
Cash	62,670	78,401
Accrued interest	569,455	595,529

TOTAL	$134,284,907	$146,278,536

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$19,989	$105,040
Management fee payable	223,478	243,160
Sponsor’s fee payable	217,560	242,011
Redemptions payable	13,869,379	4,516,504
Initial offering costs payable	71,375	80,425
Other	171,376	277,879

Total liabilities	14,573,157	5,465,019

MEMBERS’ CAPITAL:
Sponsor’s Capital (21,248 Units)	18,391	20,656
Members’ Capital (138,078,279 Units and 144,378,189 Units)	119,693,359	140,792,861

Total members’ capital	119,711,750	140,813,517

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$134,284,907	$146,278,536

NET ASSET VALUE PER UNIT (Note 2)

(based on 138,099,527 and 144,399,437 Units outstanding, unlimited Units authorized)

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
TRADING PROFIT (LOSS):

Realized	$(15,698,581)	$(5,029,841)	$(14,543,179)	$3,936,716
Change in unrealized	2,517,998	(4,853,613)	(2,793,756)	(4,477,941)
Brokerage commissions	(67,069)	(172,005)	(453,854)	(376,019)

Total trading loss	(13,247,652)	(10,055,459)	(17,790,789)	(917,244)

INVESTMENT INCOME:
Interest	1,850,747	1,526,612	5,700,874	3,333,089

EXPENSES:
Management fee	709,695	582,923	2,227,533	1,416,026
Sponsor’s fee	694,809	617,320	2,190,178	1,502,259
Performance fee	—	(1,961,042)	—	—
Other	143,535	286,486	432,868	578,171

Total expenses	1,548,039	(474,313)	4,850,579	3,496,456

NET INVESTMENT INCOME (LOSS)	302,708	2,000,925	850,295	(163,367)

NET LOSS	$(12,944,944)	$(8,054,534)	$(16,940,494)	$(1,080,611)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	18,368,422	16,387,477	19,308,456	13,554,924
Class C	107,559,583	83,151,532	107,496,937	66,057,991
Class D	14,366,951	4,175,416	13,818,911	2,569,137
Class I	19,348,513	12,227,038	18,964,563	9,749,297

Net income (loss) per weighted average Units
Class A	$(0.0806)	$(0.0683)	$(0.1002)	$0.0024
Class C	$(0.0809)	$(0.0697)	$(0.1086)	$(0.0139)
Class D	$(0.0845)	$(0.0718)	$(0.1019)	$(0.0670)
Class I	$(0.0802)	$(0.0684)	$(0.1016)	$(0.0026)

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2006 and 2007

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Members’ Capital September 30, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Members’ Capital September 30, 2007

Class A	10,021,657	8,053,588	(1,000,523)	17,074,722	18,539,535	3,212,572	(5,142,637)	16,609,470
Class C	43,063,748	48,535,257	(3,498,170)	88,100,835	99,282,281	27,803,074	(30,703,097)	96,382,258
Class D	1,398,885	3,081,310	—	4,480,195	10,145,705	5,128,801	(7,119,767)	8,154,739
Class I	7,295,006	5,497,202	(172,978)	12,619,230	16,410,668	5,077,253	(4,556,109)	16,931,812

Total Members’ Units	61,779,296	65,167,357	(4,671,671)	122,274,982	144,378,189	41,221,700	(47,521,610)	138,078,279

Class A	10,611	—	—	10,611	10,611	—	—	10,611
Class C	10,637	—	—	10,637	10,637	—	—	10,637
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—

Total Sponsor’s Units	21,248	—	—	21,248	21,248	—	—	21,248

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2007 and 2006

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2007

Class A	$9,635,030	$8,301,893	$(1,024,333)	$31,963	$16,944,553	$18,197,781	$3,087,089	$(4,783,199)	$(1,933,854)	$14,567,817
Class C	41,024,353	49,259,570	(3,518,775)	(916,179)	85,848,969	95,452,360	25,808,357	(27,404,422)	(11,668,755)	82,187,540
Class D	1,466,886	3,557,100	—	(172,053)	4,851,933	10,910,363	5,403,379	(6,979,121)	(1,408,696)	7,925,925
Class I	7,048,458	5,760,841	(179,071)	(24,880)	12,605,348	16,232,357	4,878,251	(4,171,607)	(1,926,924)	15,012,077

Total Members’ Interests	$59,174,727	$66,879,404	$(4,722,179)	$(1,081,149)	$120,250,803	$140,792,861	$39,177,076	$(43,338,349)	$(16,938,229)	$119,693,359

Class A	$10,221	$—	$—	$318	$10,539	$10,424	$—	$—	$(1,109)	$9,315
Class C	10,152	—	—	220	10,372	10,232	—	—	(1,156)	9,076
Class D	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$20,373	$—	$—	$538	$20,911	$20,656	$—	$—	$(2,265)	$18,391
Total Members’ Capital	$59,195,100	$66,879,404	$(4,722,179)	$(1,080,611)	$120,271,714	$140,813,517	$39,177,076	$(43,338,349)	$(16,940,494)	$119,711,750

See notes to financial statements.

ML CORNERSTONE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Cornerstone FuturesAccess LLC (the “Fund”) as of September 30, 2007, and the results of its operations for the three and nine months ended September 30, 2007 and 2006, respectively.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

At September 30, 2007 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$14,589,635	$14,577,132	16,620,081	$0.8778	$0.8771
Class C	82,245,901	82,196,616	96,392,895	$0.8532	$0.8527
Class D	7,926,700	7,925,925	8,154,739	$0.9720	$0.9719
Class I	15,020,889	15,012,077	16,931,812	$0.8871	$0.8866
	$119,783,125	$119,711,750	138,099,527

At December 31, 2006 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (unaudited)	Financial Reporting	Number of Units	All Other Purposes (unaudited)	Financial Reporting
Class A	$18,221,804	$18,208,205	18,550,146	$0.9823	$0.9816
Class C	95,517,833	95,462,592	99,292,918	0.9620	0.9614
Class D	10,912,052	10,910,363	10,145,705	1.0755	1.0754
Class I	16,242,254	16,232,357	16,410,668	0.9897	0.9891
	$140,893,943	$140,813,517	144,399,437

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

4.       RECENT ACCOUNTING PRONOUNCEMENT

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

Class A

	Jan.	Feb.	Mar.	Apr	May	Jun	July	Aug	Sep
2006	$0.9693	$0.9888	$1.0245	$1.0621	$1.0737	$1.0616	$1.0338	$1.0110	$0.9932
2007	$0.9856	$0.9306	$0.9181	$0.9475	$0.9860	$0.9576	$0.9106	$0.8894	$0.8778

Class C

	Jan.	Feb.	Mar.	Apr	May	Jun	July	Aug	Sep
2006	$0.9597	$0.9781	$1.0125	$1.0484	$1.0574	$1.0452	$1.0168	$0.9935	$0.9751
2007	$0.9644	$0.9098	$0.8969	$0.9248	$0.9616	$0.9331	$0.8866	$0.8652	$0.8532

Class D

	Jan.	Feb.	Mar.	Apr	May	Jun	July	Aug	Sep
2006	$1.0585	$1.0812	$1.1222	$1.1632	$1.1780	$1.1566	$1.1265	$1.1014	$1.0834
2007	$1.0805	$1.0215	$1.0090	$1.0426	$1.0864	$1.0563	$1.0058	$0.9836	$0.9720

Class I

	Jan.	Feb.	Mar.	Apr	May	Jun	July	Aug	Sep
2006	$0.9745	$0.9944	$1.0310	$1.0683	$1.0798	$1.0686	$1.0399	$1.0173	$0.9997
2007	$0.9934	$0.9383	$0.9260	0.9560	$0.9952	$0.9667	$0.9196	$0.8985	$0.8871

Performance Summary

January 1, 2007 to September 30, 2007

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

July 1, 2007 to September 30, 2007

The Fund posted an overall loss for the third quarter due to the volatility of the commodity markets.

The metals sector posted profits to the Fund at the beginning of the quarter due to long positions in copper and zinc. The most important metals markets suffered reversals mid-quarter particularly in the long positions in aluminum. However, the quarter ended with profits being posted to the Fund because of the long positions taken in the metals markets.

The energy sector posted losses to the Fund throughout the quarter. Energies were negative with all of the losses accounted for by the long positions in natural gas.

The currency sector posted losses to the Fund. The market moves generated by concerns over the financial side of the U.S. housing market adversely affected international value, which was down about 4.6% at the beginning of the quarter as losses were incurred in short positions in the U.S. dollar and the Euro. Losses continued to be posted to the Fund mid-quarter, only to be reversed at the end of the quarter.

Stock indices sector posted losses to the Fund. Losses at the beginning and mid-quarter were incurred due to long positions in the Fund’s equity index strategy. Equity indices were down globally causing losses to be incurred in the Japanese, British, and German markets. However, gains were posted to the Fund at the end of the quarter due to the Fund’s equity index strategy continuing its long positions in the world equity indices.

The agriculture sector posted losses to the Fund. The agriculture market was soft which attributed to the difficult trading environment resulting in the sector posting losses for the Fund.

The interest rate sector posted losses to the Fund. Profits were incurred mid-quarter only due to the net long positions in the short term interest rate. However, the quarter ended with losses in which a number of small losses in short rates contributed to an overall modest loss coupled with increases in the market’s volatility.

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

The metals sector posted the second highest profit for the Fund. Base metals produced around 0.8% return on NAV at the beginning of the quarter despite having only roughly a 2% risk allocation.  The best performing position for the Fund was to have a long position in both aluminum and copper with copper posting they were near their peaks.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2007 and 2006, the Fund’s average month-end Net Asset Value for all other purposes was $142,965,784 and $90,128,050, respectively.

September 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$271,419	0.19%	$1,378,409	$87,299
Currencies	336,749	0.23%	1,302,255	20,691
Energy	116,730	0.08%	509,756	2,566
Interest Rates	11,855,764	8.21%	15,887,910	5,564,691
Metals	251,869	0.17%	1,463,107	43,172
Stock Indices	659,776	0.46%	3,658,220	152,473

TOTAL	$13,492,307	9.34%	$24,199,657	$5,870,892

September 30, 2006

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$35,802	0.04%	212,331	$385
Currencies	476,899	0.53%	2,720,834	6,037
Energy	35,690	0.04%	202,632	111
Interest Rates	6,487,170	7.20%	10,971,127	2,268,317
Metals	37,876	0.04%	174,363	78

TOTAL	$7,073,437	7.85%	$14,281,287	$2,274,928

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

On July 31, 2007, the CFTC issued an order against MLAI and an advisory affiliate, to which MLAI and the affiliate consented, containing findings, which MLAI and the affiliate neither admitted nor denied, that MLAI and the affiliate filed with the NFA a number of annual reports for commodity pools for which they acted as commodity pool operators after the deadline established by the CFTC’s regulations, in violation of CFTC Regulation 4.22(c). MLAI and the affiliate were ordered to cease and desist from violating Regulation 4.22(c) and to pay a civil penalty in the amount of $500,000.

Item 2.  Unregistered sales of Equity Securities and use of Proceeds

(a)  Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the securities Act.    The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV(1)
Jan-07	$998,367	1,016,357	$0.9823
Feb-07	460,191	466,915	0.9856
Mar-07	475,792	511,274	0.9306
Apr-07	210,832	229,639	0.9181
May-07	409,520	432,211	0.9475
Jun-07	140,398	142,391	0.9860
Jul-07	326,666	341,130	0.9576
Aug-07	30,225	33,192	0.9106
Sep-07	35,098	39,463	0.8894
Oct-07	78,973	89,967	0.8778

CLASS C

	Subscription
	Amount	Units	NAV(1)
Jan-07	$3,484,982	3,622,642	$0.9620
Feb-07	3,841,647	3,983,458	0.9644
Mar-07	3,542,114	3,893,289	0.9098
Apr-07	4,277,951	4,769,708	0.8969
May-07	3,539,740	3,827,574	0.9248
Jun-07	2,748,973	2,858,749	0.9616
Jul-07	2,035,964	2,181,936	0.9331
Aug-07	1,267,990	1,430,170	0.8866
Sep-07	1,068,996	1,235,548	0.8625
Oct-07	154,995	181,663	0.8532

CLASS D

	Subscription
	Amount	Units	NAV(1)
Jan-07	$1,577,999	1,467,224	$1.0755
Feb-07	1,637,997	1,515,962	1.0805
Mar-07	75,000	73,421	1.0215
Apr-07	1,360,000	1,347,869	1.0090
May-07	644,384	618,055	1.0426
Jun-07	15,000	13,807	1.0864
Jul-07	—	—	1.0563
Aug-07	92,999	92,463	1.0058
Sep-07	—	—	0.9836
Oct-07	—	—	0.9720

CLASS I

	Subscription
	Amount	Units	NAV(1)
Jan-07	$1,084,949	1,096,240	$0.9897
Feb-07	576,998	580,832	0.9934
Mar-07	783,808	835,349	0.9383
Apr-07	186,748	201,672	0.9260
May-07	1,253,749	1,311,453	0.9560
Jun-07	—	—	0.9952
Jul-07	509,999	527,567	0.9667
Aug-07	482,000	524,140	0.9196
Sep-07	—	—	0.8985
Oct-07	—	—	0.8871

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

ML CORNERSTONE FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2007		By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2007
	By		/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)