Form 10-K
period 2007-12-31
ML Cornerstone FuturesAccess LLC
filed 2008-03-31
CIK 1309133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

or

☐ Transition Report Pursuant to Section 13

or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-51086

ML CORNERSTONE FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	20-1227929
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Hopewell Corporate Campus, Building No. 2

1200 Merrill Lynch Drive – First Floor

Pennington, New Jersey 08534

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 274-5838

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐ No ☒

The Units of limited liability company interest of the registrant are not publicly traded.  Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of January 31, 2008, units of limited liability company interest with an aggregate net asset value of $65,107,986 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2007 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the period ended December 31, 2007, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML CORNERSTONE FUTURESACCESS LLC

ANNUAL REPORT FOR 2007 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

ML Cornerstone FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on February 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit for all other purposes) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Cornerstone Quantitative Investment Group (“Cornerstone”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”), is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

In February 2008, Cornerstone advised the Fund that it was discontinuing its business operations as a Commodity Trading Advisor. Effective February 29, 2008, the formal liquidation of the Fund began. In accordance with the offering memorandum, the Members redeemed their capital upon the liquidation of the Fund. MLAI has agreed to waive payment for any remaining unreimbursed costs related to the initial offering of the units.

As of December 31, 2007, the Net Asset Value of the Fund for all other purposes was $75,896,797 and the Net Asset Value per Unit for all other purposes, originally $1.00 as of February 1, 2005 for Class A, C and I and April 1, 2005 for Class D had fallen to $0.8078 for Class A, $0.7832 for Class C, $0.8978 for Class D and $0.8172 for Class I. The Net Asset Value and Net Asset Value per Unit for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) were $75,828,422 and  $0.8069 for Class A, $0.7825 for Class C, $0.8976 for Class D and $0.8165 for Class I.

The highest month-end Net Asset Value per Unit for all other purposes for Class A since Cornerstone began trading the Fund was $1.0737 (May 31, 2006) and the lowest was $0.8078 (December 31, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class C since Cornerstone began trading the Fund was $1.0574 (May 31, 2006) and the lowest was $0.7832 (December 31, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class D since Cornerstone began trading the Fund was $1.1780 (May 31, 2006) and the lowest was $0.8978 (December 31, 2007). The highest month-end Net Asset Value per Unit for all other purposes for Class I since Cornerstone began trading the Fund was $1.0798 (May 31, 2006) and the lowest was $0.8172 (December 31, 2007).

(b)           Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

Trading Advisor’s Trading Model

The Fund and Cornerstone have entered into an advisory agreement. Cornerstone attempts to achieve for the Fund the objective of its trading model, the International Value Program (the “Trading Model”), which is a combination of different strategies. Methods employed include asset allocation models, a fundamental and technical approach to trading real commodities, a model-based approach to spread trading, and technical analysis.

Cornerstone attempts to achieve appreciation of the assets of the Fund through speculative trading in the commodity and currency markets; however, Cornerstone will exercise its discretion in interpreting the signals generated by its trading programs. Commodity, financial and currency traders often rely on one of the two types of analysis – “technical” or “fundamental” – for their trading decisions. Technical analysis is based on the theory that a study of the markets will provide a means of anticipating the external factors that affect the supply and demand of a particular commodity in order to predict future prices. Fundamental analysis relies on a study of those external factors. Cornerstone typically uses both a systematic analysis of fundamental factors and technical analysis to make trading decisions.

The Trading Model is a combination of different strategies.  Methods employed include asset allocation models, a fundamental and technical approach to trading real commodities, a model-based approach to spread trading, and technical analysis.

A significant component of the Trading Model is Cornerstone’s proprietary asset allocation models.  These are econometric models that use a variety of market-based and fundamental data to forecast       excess returns of members of an asset class.  A portfolio of long and short positions is then formed that maximizes returns for a predetermined amount of risk. The three asset classes are bonds, foreign exchange, and short-term   interest rates.  A commodity analysis component employs fundamental and market data to forecast price changes   in commodity markets.  Another component is a grouping of smaller systematic strategies.

Employees

The Fund has no employees.

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

Market Sectors

In addition to its OTC trading, the Trading Model currently places trades on the following exchanges: CBOT, CME, EUREX, IME, LME, LIFFE, MATIF, ME, MEFF, NYMEX, NZFOE, SFE, SIMEX, TIFFE, TSE and may expand to include trading in other markets.

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

   Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2007 and 2006 and for the period February 1, 2005 (Commencement of Operations) to December 31, 2005.

	2007		2006		2005
Charges	Dollar Amount	% of Average Month-End Net Assets (Non GAAP)	Dollar Amount	% of Average Month-End Net Assets (Non GAAP)	Dollar Amount	% of Average Month-End Net Assets (Non GAAP)

Other Expenses	$585,132	0.45%	$849,070	0.85%	$132,518	0.43%
Management Fee	2,734,601	2.10%	2,087,660	2.09%	612,014	2.00%
Performance Fee	—	0.00%	—	0.00%	521,565	1.70%
Sponsor Fee(1)	2,714,724	2.08%	2,190,611	2.20%	646,162	2.11%
Total	$6,034,457	4.63%	$5,127,341	5.14%	$1,912,259	6.24%

(1) net of reimbursement of $6,032 in 2005

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Assets, for all other purposes during, 2007, 2006 and 2005 equaled $130,485,054, $99,705,497 and $30,633,140, respectively.

During 2007, 2006 and 2005, the Fund earned $6,925,024, $5,011,351 and $984,674, respectively, in interest income, or approximately 5.31%, 5.03% and 3.21%, respectively, of the Fund’s average month-end Net Assets for all other purposes.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

During 2007, 2006 and 2005, the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions was approximately $11.05, $16.78 and $19.93, respectively.

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

Cornerstone and MLAI	Annual performance fees	20% of any New Trading Profits, as defined, generated by the Fund as a whole, as of the end of each calendar year. MLAI receives 25% of the 20% Annual Performance Fees.

Cornerstone and MLAI	Management fees	A flat-rate monthly charge of 0.1667 of 1% of the Fund’s month-end net assets (a 2% annual rate). MLAI receives 25% of the 2% annual rate.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Ongoing Offering Costs reimbursed	Actual costs incurred.

Regulation

MLAI, Cornerstone and MLPF&S are each subject to regulation by the CFTC and the National Futures Association (‘NFA”).  Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Advisory (“FINRA”).

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

Trading on Non-U.S. Exchanges

The trading advisor may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  The Fund could incur substantial losses trading on foreign exchanges to which it would not have been subject had its trading advisor limited its trading to U.S. markets.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:   Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s sponsor offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Hopewell Corporate Campus, Building No. 2, 1200 Merrill Lynch Drive, First Floor, Pennington New Jersey 08534).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

None.

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

(b)           Holders:

As of December 31, 2007, there were 2,683 holders of Units including MLAI.

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

CLASS A

	Subscription Amount	Units	NAV (1)
Jan-07	$998,367	1,016,357	$0.9823
Feb-07	460,191	466,915	0.9856
Mar-07	475,792	511,274	0.9306
Apr-07	210,832	229,639	0.9181
May-07	409,520	432,211	0.9475
Jun-07	140,398	142,391	0.9860
Jul-07	326,666	341,130	0.9576
Aug-07	30,225	33,192	0.9106
Sep-07	35,098	39,463	0.8894
Oct-07	78,972	89,967	0.8778
Nov-07	—	—	0.8790
Dec-07	—	—	0.8177
Jan-08	—	—	0.8078
Feb-08	31,200	42,339	0.7369

CLASS C

	Subscription Amount	Units	NAV (1)
Jan-07	$3,484,982	3,622,642	$0.9620
Feb-07	3,841,647	3,983,458	0.9644
Mar-07	3,542,114	3,893,289	0.9098
Apr-07	4,277,951	4,769,708	0.8969
May-07	3,539,740	3,827,574	0.9248
Jun-07	2,748,973	2,858,749	0.9616
Jul-07	2,035,964	2,181,936	0.9331
Aug-07	1,267,990	1,430,170	0.8866
Sep-07	1,068,996	1,235,548	0.8652
Oct-07	154,995	181,663	0.8532
Nov-07	785,993	920,690	0.8537
Dec-07	179,379	226,090	0.7934
Jan-08	321,999	411,132	0.7832
Feb-08	416,264	583,085	0.7139

CLASS D

	Subscription Amount	Units	NAV (1)
Jan-07	$1,577,999	1,467,224	$1.0755
Feb-07	1,637,997	1,515,962	1.0805
Mar-07	75,000	73,421	1.0215
Apr-07	1,360,000	1,347,869	1.0090
May-07	644,384	618,055	1.0426
Jun-07	15,000	13,807	1.0864
Jul-07	—	—	1.0563
Aug-07	92,999	92,463	1.0058
Sep-07	—	—	0.9836
Oct-07	—	—	0.9720
Nov-07	—	—	0.9746
Dec-07	—	—	0.9077
Jan-08	—	—	0.8978
Feb-08	—	—	0.8201

CLASS I

	Subscription Amount	Units	NAV (1)
Jan-07	$1,084,949	1,096,240	$0.9897
Feb-07	576,998	580,832	0.9934
Mar-07	783,808	835,349	0.9383
Apr-07	186,748	201,672	0.9260
May-07	1,253,749	1,311,453	0.9560
Jun-07	—	—	0.9952
Jul-07	509,999	527,567	0.9667
Aug-07	482,000	524,140	0.9196
Sep-07	—	—	0.8985
Oct-07	—	—	0.8871
Nov-07	—	—	0.8887
Dec-07	—	—	0.8269
Jan-08	—	—	0.8172
Feb-08	—	—	0.7457

(1)  Net Asset Value for all other purposes

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

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period February 1, 2005(1) to December 31, 2005

Trading profit (loss)
Realized	$(20,860,304)	$(2,148,676)	$1,069,831
Change in unrealized	(4,926,106)	579,997	1,466,683
Brokerage commissions	(565,950)	(530,144)	(140,967)
Total trading profit (loss)	$(26,352,360)	$(2,098,823)	$2,395,547

INVESTMENT INCOME:
Interest	6,925,024	5,011,351	984,674

EXPENSES:
Management Fee	2,734,601	2,087,660	612,014
Performance Fee	—	—	521,565
Sponsor Fee	2,714,724	2,190,611	652,194
Other	585,132	849,070	132,518
Total expenses before reimbursement	6,034,457	5,127,341	1,918,291
Sponsor fee reimbursement	—	—	(6,032)
Total expenses after reimbursement	6,034,457	5,127,341	1,912,259

NET INVESTMENT INCOME (LOSS)	890,567	(115,990)	(927,585)

NET INCOME (LOSS)	$(25,461,793)	$(2,214,813)	$1,467,962

(1) Commencement of operations

Balance Sheet Data	December 31, 2007	December 31, 2006	December 31, 2005

Members’ Capital	$75,828,422	$140,813,517	$59,195,100
Net Asset Value per Series A Unit	$0.8069	$0.9816	$0.9614
Net Asset Value per Series C Unit	$0.7825	$0.9614	$0.9526
Net Asset Value per Series D Unit	$0.8976	$1.0754	$1.0486
Net Asset Value per Series I Unit	$0.8165	$0.9891	$0.9662

For financial reporting purposes, in conformity with U.S. GAAP, the Fund deducted the total initial offering costs payable to MLAI at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months.  Consequently, as of December 31, 2007 and 2006, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$10,295,540	$10,283,423	12,744,855	$0.8078	$0.8069
Class C	54,049,135	54,001,957	69,007,779	$0.7832	$0.7825
Class D	2,054,341	2,053,717	2,288,111	$0.8978	$0.8976
Class I	9,497,781	9,489,325	11,622,418	$0.8172	$0.8165
	$75,896,797	$75,828,422	95,663,163

December 31, 2006

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$18,221,804	$18,208,205	18,550,146	$0.9823	$0.9816
Class C	95,517,833	95,462,592	99,292,918	$0.9620	$0.9614
Class D	10,912,052	10,910,363	10,145,705	$1.0755	$1.0754
Class I	16,242,254	16,232,357	16,410,668	$0.9897	$0.9891
	$140,893,943	$140,813,517	144,399,437

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable information to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for “all other purposes”.

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$0.9847	$0.9286	$0.9424	$0.9291	$0.8983	$0.9171	$0.9021	$0.9279	$0.9695	$0.9749	$0.9632

2006	$0.9693	$0.9888	$1.0245	$1.0621	$1.0737	$1.0616	$1.0338	$1.0110	$0.9932	$0.9765	$0.9413	$0.9823
2007	$0.9856	$0.9306	$0.9181	$0.9475	$0.9860	$0.9576	$0.9106	$0.8894	$0.8778	$0.8790	$0.8177	$0.8078

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$0.9839	$0.9271	$0.9401	$0.9260	$0.8946	$0.9125	$0.8969	$0.9217	$0.9623	$0.9666	$0.9544

2006	$0.9597	$0.9781	$1.0125	$1.0484	$1.0574	$1.0452	$1.0168	$0.9935	$0.9751	$0.9579	$0.9226	$0.9620
2007	$0.9644	$0.9098	$0.8969	$0.9248	$0.9616	$0.9331	$0.8866	$0.8652	$0.8532	$0.8537	$0.7934	$0.7832

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$1.0161	$1.0031	$0.9710	$0.9925	$0.9776	$1.0068	$1.0532	$1.0610	$1.0506
2006	$1.0585	$1.0812	$1.1222	$1.1632	$1.1780	$1.1566	$1.1265	$1.1014	$1.0834	$1.0665	$1.0294	$1.0755
2007	$1.0805	$1.0215	$1.0090	$1.0426	$1.0864	$1.0563	$1.0058	$0.9836	$0.9720	$0.9746	$0.9077	$0.8978

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	$0.9850	$0.9292	$0.9433	$0.9303	$0.8998	$0.9189	$0.9042	$0.9303	$0.9724	$0.9790	$0.9680
2006	$0.9745	$0.9944	$1.0310	$1.0683	$1.0798	$1.0686	$1.0399	$1.0173	$0.9997	$0.9833	$0.9482	$0.9897
2007	$0.9934	$0.9383	$0.9260	$0.9560	$0.9952	$0.9667	$0.9196	$0.8985	$0.8871	$0.8887	$0.8269	$0.8172

Pursuant to CFTC policy, monthly performance is presented from February 1, 2005 (commencement of operations).

ML CORNERSTONE FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: February 1, 2005

Aggregate Subscriptions:    $23,112,373

Current Capitalization:   $10,295,540

Worst Monthly Drawdown(2):  (6.98)% (November 2007)

Worst Peak-to-Valley Drawdown(3):  (24.76)%  (June 2006-December 2007)

Net Asset Value per Unit for Class A, December 31, 2007:   $0.8078

Monthly Rates of Return-Class A (4)

Month	2007	2006	2005
January	0.33%	0.63%	—
February	(5.58)	2.01	-1.53%
March	(1.34)	3.61	(5.70)
April	3.20	3.67	1.49
May	4.07	1.09	(1.41)
June	(2.89)	(1.13)	(3.32)
July	(4.90)	(2.62)	2.09
August	(2.33)	(2.21)	(1.63)
September	(1.30)	(1.76)	2.85
October	0.14	(1.68)	4.49
November	(6.98)	(3.60)	0.55
December	(1.20)	4.36	(1.20)

Compound Annual Rate of Return	-17.76%	1.98%	-3.68%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is –19.31%.

ML CORNERSTONE FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 1, 2005

Aggregate Subscriptions:    $133,492,458

Current Capitalization:   $54,049,135

Worst Monthly Drawdown(2):  (7.06)% (November 2007)

Worst Peak-to-Valley Drawdown(3):  (25.92)%  (June 2006-December 2007)

Net Asset Value per Unit for Class C, December 31, 2007:   $0.7832

Monthly Rates of Return-Class C (4)

Month	2007	2006	2005
January	0.25%	0.56%	—
February	(5.66)	1.92	-1.61%
March	(1.42)	3.52	(5.78)
April	3.11	3.55	1.40
May	3.98	0.86	(1.49)
June	(2.97)	(1.15)	(3.40)
July	(4.98)	(2.72)	2.00
August	(2.41)	(2.29)	(1.71)
September	(1.38)	(1.85)	2.77
October	0.05	(1.76)	4.40
November	(7.06)	(3.69)	0.45
December	(1.29)	4.27	(1.26)

Compound Annual Rate of Return	-18.58%	0.79%	-4.56%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is -21.75%.

ML CORNERSTONE FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 1, 2005

Aggregate Subscriptions:    $18,242,238

Current Capitalization:   $2,054,341

Worst Monthly Drawdown(2):  (6.87)% (November 2007)

Worst Peak-to-Valley Drawdown(3):  (23.78)%  (June 2006-December 2007)

Net Asset Value per Unit for Class D, December 31, 2007:   $0.8978

Monthly Rates of Return-Class D(4)

Month	2007	2006	2005
January	0.46%	0.75%	—
February	(5.46)	2.14	—
March	(1.22)	3.79	—
April	3.33	3.65	1.61%
May	4.20	1.27	(1.29)
June	(2.77)	(1.82)	(3.19)
July	(4.79)	(2.60)	2.22
August	(2.21)	(2.23)	(1.51)
September	(1.17)	(1.63)	2.98
October	0.26	(1.56)	4.62
November	(6.87)	(3.48)	0.74
December	(1.08)	4.48	(0.99)

Compound Annual Rate of Return	-16.52%	2.38%	5.05%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is -10.24%.

ML CORNERSTONE FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 1, 2005

Aggregate Subscriptions:    $21,727,391

Current Capitalization:   $9,497,781

Worst Monthly Drawdown(2):  (6.95)% (November 2007)

Worst Peak-to-Valley Drawdown(3):  (24.32)%  (June 2006-December 2007)

Net Asset Value per Unit for Class I, December 31, 2007:   $0.8172

Monthly Rates of Return-Class I (4)

Month	2007	2006	2005
January	0.37%	0.67%	—
February	(5.55)	2.04	-1.50%
March	(1.31)	3.68	(5.67)
April	3.23	3.62	1.52
May	4.10	1.08	(1.38)
June	(2.86)	(1.04)	(3.28)
July	(4.87)	(2.69)	2.12
August	(2.30)	(2.17)	(1.60)
September	(1.27)	(1.73)	2.89
October	0.17	(1.64)	4.52
November	(6.95)	(3.57)	0.68
December	(1.17)	4.38	(1.12)

Compound Annual Rate of Return	-17.43%	2.25%	-3.20%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is -18.35%.

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

December 31, 2007

Total Trading Profit (Loss)

Stock indices	$223,005
Energy	(2,219,288)
Metals	(2,257,770)
Agriculture	(4,772,210)
Currencies	(4,973,022)
Interest rates	(12,427,352)
Subtotal	$(26,426,637)
Change in Brokerage Commission Payable	74,277
Total	$(26,352,360)

The Fund posted an overall loss for the year with the stock indices sector posting gains while the energy, metals, agriculture, currency and the interest rate sectors posted losses.

Stock indices posted profits to the Fund. The markets were choppy and exposures changed continuously at the beginning of the year as losses were posted to the Fund mid-quarter only to be offset by gains by the end of the first quarter. Profits continued to be posted to the Fund throughout the second quarter due to the Fund’s long positions in the United States, Canadian and United Kingdom stock markets all posting gains. Equity indices were generally down globally at the beginning of the third quarter through the middle due to losses incurred in the Japanese, British, and German markets. However, gains were posted to the Fund at the end of the third quarter due to the Fund’s equity index strategy continuing its long positions in the world equity indices. The year ended with the value based equity portfolio long positions in the United Kingdom and Canadian markets posting profits for the Fund.

The energy sector posted losses for the Fund. Losses were posted for the Fund at the beginning of the year due to the fact the energy sector had mixed positions. Long positions in natural gas and unleaded gasoline produced profits being posted to the Fund at the beginning of the second quarter. Crude oil was the worst performer due to its recent range bound nature and switching of trend signals resulting in a series of poorly timed trades posting losses for the Fund. Losses continued to be posted to the Fund at the end of the second quarter as long positions in natural gas and the cash natural gas prices dropped 15% despite unchanged or stronger prices in the petroleum complex. The energy sector posted overall losses in the third quarter with all of the losses accounted for by the long positions in natural gas. However, the year ended with profits being posted to the Fund at the beginning and end of the fourth quarter as the Fund continues its long positions.

The metals sector posted losses for the Fund. Profits were generated at the beginning of the year as long positions were held in metals continuing through the beginning of the second quarter. Profits were driven by a number of factors including supply disruptions and robust Chinese growth which drove metal prices higher with copper approaching its May 2006 peak. However, profits were offset by losses being posted to the Fund mid-quarter through the end of the second quarter as the Fund traded long in metals. Long positions in copper and zinc produced profits for the Fund at the beginning of the third quarter only to have the metals markets suffer reversals mid-quarter particularly in the long positions in aluminum. Profits were posted to the Fund at the end of the third quarter as the Fund continued its long positions in the metals markets. The strength of industrial production in the emerging markets is typically one of the Fund’s major bullish factors. Therefore, the year ended with profits being posted to the Fund.

The agricultural sector posted losses for the Fund. Gains were posted at the beginning of the year only to reverse with losses being posted to the Fund mid-quarter due to the warm winter the U.S. had been experiencing ended abruptly with longer term forecasts indicating temperatures below normal which caused the Fund to reverse its position and went from short to long. However, the first quarter ended with the Fund reversing its positions in grains as the United States Department of Agriculture released its prospective plantings report for the 2007 planting season indicating an anticipated increase in corn production. The market reaction was to send corn limit down along with other grains. Gains were posted to the Fund at the beginning of the second quarter only to be offset with small losses mid-quarter. Losses were small but widespread with thirteen of the sixteen positions losing money. The best performing contract at the end of the second quarter was corn, but it could not pull the agricultural sector positive.  The agriculture market was generally soft which attributed to the difficult trading environment resulting in the sector posting losses for the third quarter of the Fund. The year ended with losses as value factors were driving expected returns and hence positions. In the grain models the Fund did poorly because of factors that related to the expected ending inventories on the farm price.

The currency sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the year due to the Fund’s short positions held in the U.S. dollar, Eurodollar and German bund. The second quarter produced profits being posted to the Fund due to the strength in both the euro and the British sterling currencies. Offsetting these gains were losses in long positions in the Norwegian krone and the Japanese yen. International value had a difficult second quarter end with the short rate asset allocation model, the model with the biggest weight, posting the worst performance. This model has been hurt over the last several months by unexpected Bank of England rate hikes in response to persistently high core inflation in the United Kingdom. The market moves generated by concerns over the financial side of the U.S. housing market adversely affected international value, which was down about 4.6% at the beginning of the third quarter as losses were incurred in short positions in the U.S. dollar and the Euro. Losses continued to be posted to the Fund mid-quarter, only to be reversed at the end of the third quarter. The year ended with losses being posted to the Fund due the volatility in the financial markets.

The interest rate sector was the least profitable for the Fund. Interest rate related positions posted losses at the beginning of the year due to the Fund’s positioning for world rates to increase, however, the rates decreased. Profits were posted to the Fund at the beginning of the second quarter with an unwind of short positions in the German bunds and Japanese Government Bonds. Profits continued to be posted during the third quarter due to the international market and the fixed income markets. In particular, the short positions in the U.S. dollar and Eurodollar did very well, as did the short positions in German bunds.   Government bond trading did well at the end of the third quarter relative to its modest risk allocation. The year ended with losses being posted to the Fund which is attributed to the volatile trading environment.

December 31, 2006

Total Trading Profit (Loss)

Energy	$4,074,779
Metals	1,394,421
Stock indices	861,046
Interest rates	(1,011,299)
Agriculture	(1,855,547)
Currencies	(5,488,182)
Subtotal	$(2,024,782)
Change in Brokerage Commission Payable	(74,041)
Total	$(2,098,823)

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. During the years ended December 31, 2007 and 2006, the Fund’s average month-end Net Asset Value for all other purposes was approximately $130,485,054 and $99,705,497, respectively.

	December 31, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agriculture	$245,868	0.19%	$1,378,409	$87,299
Currencies	290,431	0.22%	1,280,729	22,662
Energy	127,894	0.10%	509,756	2,566
Interest Rates	10,120,997	7.76%	15,887,910	4,113,178
Metals	225,081	0.17%	1,463,107	43,172
Stock Indices	611,216	0.47%	3,658,220	152,473

TOTAL	$11,621,487	8.91%	$24,178,131	$4,421,350

	December 31, 2006
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agriculture	$84,537	0.08%	$253,719	$3,379
Currencies	405,597	0.41%	2,721,567	6,046
Energy	103,378	0.10%	538,409	111
Interest Rates	7,674,952	7.70%	12,397,177	2,268,318
Metals	101,493	0.10%	503,307	—
Stock Indices	65,993	0.07%	512,468	78

TOTAL	$8,435,951	8.46%	$16,926,647	$2,277,932

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Cornerstone for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2007, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2007. However, it is anticipated that Cornerstone will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2007.

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) by Quarter

Eight Quarters through December 31, 2007

	Fourth Quarter 2007	Third Quarter 2007	Second Quarter 2007	First Quarter 2007	Fourth Quarter 2006	Third Quarter 2006	Second Quarter 2006	First Quarter 2006
Total Income (Loss)	$(7,337,421)	$(11,396,905)	$7,940,131	$(8,633,141)	$496,683	$(8,528,847)	$4,685,588	$6,259,104
Total Expenses	1,183,878	1,548,039	1,696,916	1,605,624	1,630,885	(474,313)	2,026,958	1,943,811
Net Income (Loss)	$(8,521,299)	$(12,944,944)	$6,243,215	$(10,238,765)	$(1,134,202)	$(8,054,534)	$2,658,630	$4,315,293

Net Income (Loss) per Weighted average Unit (a)	$(0.0696)	$(0.0811)	$0.0383	$(0.0656)	$(0.0081)	$(0.0692)	$0.0294	$0.0613

(a) The Net Income (Loss) per Unit is based on the weighted average of the total units for each quarter.

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

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2007, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls over financial reporting which materially affect such internal control.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the year ended December 31, 2007 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that  receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can only provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2007, the Fund’s internal control over financial report was effective.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Paul Morton	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Steven B. Olgin	Vice President and Manager

Thomas W. Lee	Vice President and Manager

Shawn T. Wells	Vice President

Paul Morton is the Chief Executive Officer, President and Manager of MLAI, and also serves as the COO for the Global Investment and Insurance Solutions (GIIS) group for Merrill Lynch.  As COO of GIIS, Mr. Morton leads the market investments business within the group, which includes secondary equity, debt, listed options, futures and FX for Merrill Lynch’s Global Wealth Management division.  Prior to serving as COO of GIIS, Mr. Morton worked in the equity and debt trading management of Merrill Lynch. Prior to joining Merrill Lynch in 1996, Mr. Morton worked in the equity derivatives at Paine Webber.  From 1988-1993, Mr. Morton served as an officer in the US Army for five years.  Mr. Morton holds a BS (Aerospace Engineering) from the United States Military Academy at West Point (1988) and a MBA (Finance) from the Wharton School at the University of Pennsylvania (1995).

Barbra E. Kocsis is the Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration – Accounting and is a Certified Public Accountant.

Steven B. Olgin is a Vice President and a Manager of the Manager, is registered with NFA as a principal of the Manager and is a Managing Director of Merrill Lynch Global Private Client (“GPC”).  Before joining the Manager in 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin, from 1986 until 1994.  Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics, and received his Juris Doctor from The John Marshall Law School.  Mr. Olgin was a member of the Managed Funds Association’s Government Relations Committee and has served as an arbitrator for NFA.

Thomas W. Lee is a Managing Director in Merrill Lynch’s Market Investments and Origination Group, responsible for Global Private Client’s equity and debt new issue businesses, and is a Vice President and Manager of the Manager, and his registration as a principal of the Manager is pending with NFA.  Prior to joining Merrill Lynch in 1998, Mr. Lee was a corporate securities attorney at the law firm of Brown & Wood.  Mr. Lee received his J.D. from Emory University School of Law and a B.S. from Cornell University.

Shawn Wells is a Vice President of the Manager and the General Counsel, a position he has held since October 2005.  Prior to that time, Mr. Wells served as Senior Associate General Counsel at Franklin Templeton Investments, serving as Chief Counsel of the firm’s International and Alternative Strategies divisions from October 1996 to December 1997 and again from September 1998 to October 2005.  Mr. Wells is a Certified Public Accountant, and received a BBA in Finance and Accounting from the University of Texas at Austin, and his JD from Southern Methodist University, where he was an editor of the SMU Law Review.

As of December 31, 2007, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $16,904.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Trend-Following Futures L.P., ML Select Futures I L.P., ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Winton FuturesAccess LLC, ML APM Global Future Access LLC, ML Chesapeake Futures Access LLC, ML Systematic Momentum Furtures Access LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, and the Fund. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)           Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics, as of the end of the period covered by this report, which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not Applicable. ( neither the fund nor MLAI has a nominating committee)

Audit Committee:  Audit Committee Financial Expert:

Not applicable. (Neither the fund nor MLAI has an audit committee. There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by Merrill Lynch in their respective positions. The Fund does not have any officers, managers or employees.  The Fund pays Brokerage Commissions to an affiliate of MLAI and Sponsor Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

None.

(b)                                 Security Ownership of Management:

As of December 31, 2007, MLAI owned 21,248 Unit-equivalent member interests, which constituted 0.022% of the total Units outstanding, the principals of MLAI did not own any Units, and Cornerstone did not own any Units.

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

In 2007, the Fund expensed:  (i) Brokerage Commissions of $565,950 to MLPF&S and management fees of $2,050,951 earned by Cornerstone and $683,650 earned by MLAI; and (ii) Sponsor Fees of $2,174,724.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)            Indebtedness of Management:

None.

(d)            Transactions with Promoters:

Not applicable.

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the year ended December 31, 2007 were $48,000.

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the year ended December 31, 2006 were $48,779.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the year ended December 31, 2007 and 2006, related to the Fund.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the year ended December 31, 2007 were $64,000.

Aggregate fees billed for these services for the period ended December 31, 2006 were $55,000.

(d)                                 All Other Fees

No fees were paid to Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the years ended December 31, 2007 and  2006 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2007 and 2006	2

	Statements of Operations for the years ended December 31, 2007 and 2006 and for the period February 1, 2005 (commencement of operations) to December 31, 2005	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2007 and 2006 and for the period February 1, 2005 (commencement of operations) to December 31, 2005	4-5

	Financial Data Highlights for the years ended December 31, 2007 and 2006 and for the period February 1, 2005 (commencement of operations) to December 31, 2005	6-8

	Notes to Financial Statements	9-16

2.	Financial Statement Schedules:

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

Exhibit 3.01:

Is incorporated herein by reference from Exhibit 3.01 contained in the Registration Statement on Form 10 (File No. 000-51086) under the Securities Exchange Act of 1934, filed on December 20, 2004 (the “Registrant’s Initial Registration Statement”).

3.02	Limited Liability Company Operating Agreement of ML Cornerstone FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Initial Registration Statement

10.01

Futures Customer Agreement among ML Cornerstone Futures Access LLC, ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, Winton FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:

Is incorporated herein by reference from Exhibit 10.01 contained in Admendment No. 1 to the Registration Statement on Form 10 (File No. 000-51086) under the Securities Exchange Act of 1934, filed on February 2, 2008.

10.02	Advisory Agreement by and among ML Cornerstone Futures Access LLC, ML Cornerstone Futures Access Ltd., Cornerstone Capital management, Inc. and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated hereby by reference from Exhibit 10.02 contained in the Registrant’s Initial Registration Statement.

13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML CORNERSTONE FUTURESACCESS LLC
By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By:	/s/ Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Paul Morton	Chief Executive Officer, President and Manager	March 31, 2008
Paul Morton

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2008
Barbra E. Kocsis

/s/ Steven B. Olgin	Vice President and Manager	March 31, 2008
Steven B. Olgin

/s/ Thomas W. Lee	Vice President and Manager	March 31, 2008
Thomas W. Lee

/s/ Shawn T. Wells	Vice President	March 31, 2008
Shawn T. Wells

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML CORNERSTONE FUTURESACCESS LLC

2007 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

32.01 and 32.02	Section 1350 Certifications